Form 10-Q
period 2009-09-30
Quantum Assets, Inc.
filed 2009-11-16
CIK 1467560

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At November 13, 2009, there were 1,000,000 shares outstanding of the registrant’s common stock.

i

QUANTUM ASSETS, INC.

INDEX TO FORM 10-Q
FOR THE QUARTER ENDED September 30, 2009

Page
Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets at September 30, 2009 (unaudited) and December 31, 2008 (audited)	F-1

Statements of Operations for the three and nine months ended September 30, 2009 and for the period from December 17, 2008 (inception) to September 30, 2009 (unaudited)	F-2

Statement of Shareholders’ Deficit as of September 30, 2009 (unaudited)	F-3

Statements of Cash Flows for the nine months ended September 30, 2009 and for the period from December 17, 2008 (inception) to September 30, 2009 (unaudited)	F-4

Notes to Financial Statements	F-5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Controls and Procedures	13

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults upon senior securities	15

Item 4. Submissions of matters to a vote of securities holders	15

Item 5. Other Information	15

Item 6. Exhibits	16

Exhibit 31.1

Exhibit 32.1
ii

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

QUANTUM ASSETS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of September 30, 2009 and December 31, 2008

ASSETS	September 30, 2009 (unaudited)	December 31, 2008 (audited)

Current Assets
Cash and equivalents	$61	$-0-

TOTAL ASSETS	$61	$-0-

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current Liabilities
Accrued expenses and interest	$1,982	$5,050
Notes payable – related party	11,005	4,000
Total current liabilities	12,987	9,050

Stockholder’s Deficit
Preferred Stock, $.0001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-0-	-0-
Common Stock, $.0001 par value, 100,000,000 shares authorized, 1,000,000 shares issued and outstanding	100	100
Stock subscription receivable	-0-	(100)
Deficit accumulated during the development stage	(13,026)	(9,050)
Total stockholder’s deficit	(12,926)	(9,050)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$61	$-0-

See accompanying notes to financial statements.

QUANTUM ASSETS, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
For the three months and nine months ended September 30, 2009
Period from December 17, 2008 (inception) to September 30, 2009

	Three months ended September 30, 2009	Nine months ended September 30, 2009	Period from December 17, 2008 (inception) to September 30, 2009

Revenues:	$-0-	$-0-	$-0-

Expenses:
Bank service charges	39	39	39
Professional fees	1,735	3,505	12,505
Interest expense	197	432	482
Total expenses	1,971	3,976	13,026

Net loss	$(1,971)	$(3,976)	$(13,026)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	1,000,000	1,000,000	1,000,000

See accompanying notes to financial statements.

QUANTUM ASSETS, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDER’S DEFICIT (unaudited)
Period from December 17, 2008 (Inception) to September 30, 2009

	Common stock		Stock subscription	Deficit accumulated during the
	Shares	Amount	receivable	development stage	Total
Issuance of common stock @ $.0001	1,000,000	$100	$(100)	$-	$-
Net loss for the period	-	-	-	(9,050)	(9,050)
Balance, December 31, 2008	1,000,000	100	(100)	(9,050)	(9,050)
Payment received for stock	-	-	100	-	100
Net loss for the period	-	-	-	(3,976)	(3,976)
Balance, September 30, 2009	1,000,000	$100	$-0-	$(13,026)	$(12,926)

See accompanying notes to financial statements.

QUANTUM ASSETS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
For the nine months ended September 30, 2009
Period from December 17, 2008 (Inception) to September 30, 2009

	Nine months ended September 30, 2009	Period from December 17, 2008 (inception) to September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(3,976)	$(13,026)
Change in non-cash working capital items:
Increase (decrease) in accrued expenses and interest	(3,068)	1,982
NET CASH (USED IN) OPERATING ACTIVITIES	(7,044)	(11,044)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	7,005	11,005
Proceeds from sales of common stock	100	100
NET CASH PROVIDED BY FINANCING ACTIVITIES	7,105	11,105

NET INCREASE IN CASH	61	61

CASH, BEGINNING OF PERIOD	-0-	-0-
CASH, END OF PERIOD	$61	$61

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0-	$-0-
Income taxes paid	$-0-	$-0-

See accompanying notes to financial statements.

QUANTUM ASSETS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2009
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

Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At September 30, 2009 and December 31, 2008, respectively, the Company had $61 and $-0- of cash.

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, accrued expenses, and notes payable to a related party. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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
September 30, 2009

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

NOTE 2 – ACCRUED EXPENSES AND INTEREST

Accrued expenses and interest consisted of the following at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Accrued professional fees Accrued interest- related party	$1,500 482	$5,000 50
Total accrued expenses and interest	$1,982	$5,050

The accrued interest – related party is owed to Zenith, LLC.  See Note 3.

NOTE 3 – NOTES PAYABLE – RELATED PARTY

The Company received $4,000, $5,000, $770, and $1,235 under notes payable from Zenith Financial, LLC on November 4, 2008, April 21, 2009, June 30, 2009, and September 30, 2009.  The notes are unsecured, due on demand and bear interest at the rate of 8%.  Zenith Financial, LLC is the owner of 100% of the outstanding common stock of the Company.

NOTE 4 – INCOME TAXES

For the periods ended September 30, 2009, the Company has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $13,000 at September 30, 2009, and will expire beginning in the year 2028.

QUANTUM ASSETS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2009

NOTE 4 – INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2009
Deferred tax asset attributable to:
Net operating loss carryover	$4,420
Valuation allowance	(4,420)
Net deferred tax asset	$-

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

NOTE 6 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to September 30, 2009 through November 16, 2009 and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations for the Quarter ending September 30, 2009

Assets

Currently, we have no tangible assets and no intangible assets that are quantifiable.

Operating Expense

Total operating expenses for the three months ended September 30, 2009, were $1,971 compared to expenses for the period ended September 30, 2009 of $13,026 since inception.     Total operating expenses for the nine  months ended September 30, 2009 were $3,976.    The decrease is attributed to the initial startup costs in October 2008.

Net Loss

Net loss for the three months ended September 30, 2009 was $(1,971) compared to the period ended September 30, 2009 since inception of $(13,026).  Net loss for the nine months ended September 30, 2009 was $(3,976). The decrease in net loss is due to the aforementioned change in activities.

Liquidity and Capital Resources

At September 30, 2009, we had $61 in cash.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our Form 10 Registration Statement. During the three months ended September 30, 2009 there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in our Form 10 Registration Statement, filed with the Securities and Exchange Commission on July 7, 2009. During the three months ended September 30, 2009 there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.

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

Our management will have virtually unrestricted flexibility in identifying and selecting a prospective Target Business.  We have not established any specific attributes or criteria (financial or otherwise) for prospective Target Businesses.  In evaluating a prospective Target Business, our management will consider, among other factors, the following:

●	financial condition and results of operations;
●	growth potential;
●	experience and skill of management and availability of additional personnel;
●	capital requirements;
●	competitive position;
●	barriers to entry;

●	stage of development of the products, processes or services;
●	degree of current or potential market acceptance of the products, processes or services;
●	proprietary features and degree of intellectual property or other protection of the products, processes or services;
●	regulatory environment of the industry; and
●	costs associated with affecting the Business Combination.

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

Item 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2009.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are currently effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended September 30, 2009, our Chief Executive Officer and Chief Financial Officer as of September 30, 2009, and as of the date of this Report, have concluded that as of the end of the periods covered by this report, they have identified no material weakness of Company internal controls.

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
 Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on its evaluation, our management concluded that, as of September 30, 2009, our internal control over financial reporting was effective.

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

Quantum Assets, INC.

Date: November 16, 2009	By:	/s/Steve Curling
Name : Steve Curling
Title : President, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: November 16, 2009	By:	/s/Steve Curling Director
Name : Steve Curling
Title : Director