Form 10-K
period 2009-12-31
Quantum Assets, Inc.
filed 2010-04-15
CIK 1467560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number

QUANTUM ASSETS INC.
(Exact name of Registrant as specified in its charter)

Nevada	26-4225744
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19827 A, Henderson Rd. Cornelius, NC	29730
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:	(704) 799-5500

For correspondence, please contact:

Jillian Ivey Sidoti, Esq.
34721 Myrtle Court
Winchester, CA 92596
(323) 799-1342 (phone)
(951) 602-6049 (fax)

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐        No ☒

Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐       No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☐     NO ☒

Indicate by check mark if disclosure of delinquent  filers  pursuant to Item 405 of Regulation  S-K is not contained  herein,  and will not be contained, to the best of Registrant's  knowledge,  in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  YES ☒     NO ☐
As of April 13, 2010, no market price existed for voting and non-voting common equity held by non-affiliates of the registrant.

At April 13, 2010, there were 1,000,000 shares of Registrant's ordinary shares outstanding.

Document incorporated by reference:  None.

FORWARD LOOKING STATEMENTS

In General

 This Annual Report contains statements that plan for or anticipate the future.  In this Annual Report, forward-looking statements are generally identified by the words "anticipate," "plan," "believe," "expect," "estimate," and the like.  These forward-looking statements include, but are not limited to, statements regarding the following:

*	our product and marketing plans

*	consulting and strategic business relationships;

*	statements about our future business plans and strategies;

*	anticipated operating results and sources of future revenue;

*	our organization's growth;

*	adequacy of our financial resources;

*	development of new products and markets;

*	competitive pressures;

*	changing economic conditions;

*	expectations regarding competition from other companies; and

*	our ability to manufacture and distribute our products.

Although we believe that any forward-looking statements we make in this Annual Report are reasonable, because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied.  For example, a few of the uncertainties that could affect the accuracy of forward-looking statements, besides the specific factors identified above in the Risk Factors section of this Annual Report, include:

*	changes in general economic and business conditions affecting the software industry;

*	developments that make our particular software less competitive;

*	changes in our business strategies;

*	the level of demand for our products; and

In light of the significant uncertainties inherent in the forward-looking statements made in this Annual Report, particularly in view of our early stage of operations, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

PART I

Introduction.

QUANTUM ASSETS, INC. (“we”, “us”, the “Company” or like terms) was incorporated in the State of Nevada on December 17, 2008.  We are a developmental stage company and have not generated any revenues to date.  Since inception, we have not engaged in any business operations other than in connection with our organization,  and filing of our Form 10 registration statement on July 7, 2009.  We have no full-time employees and do not own or lease any property.

We were organized to serve as a vehicle for a business combination through a merger, capital stock exchange, asset acquisition or other similar business combination (a “Business Combination”) with an operating or development stage business (the “Target Business”) which desires to utilize our status as a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Our sole officer and director has never been affiliated with a public shell company that has completed a Business Combination.

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

Effecting a Business Combination.

General.

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time following the effective date of this Registration Statement until we identify a Target Business and enter into a Business Combination, if ever.  A Business Combination may involve the acquisition of, or merger with, a company which desires to have a class of securities registered under the Exchange Act, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself.  These include time delays, significant expenses, possible loss of voting control and compliance with various federal and state securities laws.  As more fully described below under the heading “Form of acquisition; Opportunity for stockholder approval,” the proposed structure of any Business Combination may not require that we seek stockholder approval for the transaction and holders of our common stock may not have the opportunity to vote upon any such Business Combination.

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

Competition.

Our ability to consummate a Business Combination will be constrained by our lack of financial resources to provide to the Target Business.  We expect that in the course of identifying, evaluating and selecting a Target Business, we may encounter intense competition from other entities having a business objective similar to ours.  These include blank check companies that may have raised significant sums through sales of securities registered under federal securities laws that are seeking to carry out a business plan similar to ours and possess a significant competitive advantage over us both from a financial and personnel perspective.  Additionally, we may be subject to competition from entities other than blank check companies having a business objective similar to ours, including venture capital firms, leverage buyout firms and operating businesses looking to expand their operations through acquisitions.  Many of these entities are well established and have extensive experience identifying and affecting business combinations directly or through affiliates.  Moreover, nearly all of these competitors possess greater technical, human and other resources than us.  In addition, we will experience competition from other modestly capitalized shell companies that are seeking to enter into business combinations with targets similar to those we expect to pursue.   Our Company has not adopted any policy with respect to resolving any potential conflict of interest and it is possible that any conflict or interest that arises between the two companies may not be decided in our favor.

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

Item 1A. Risk Factors

An investment in the Company is highly speculative in nature and involves an extremely high degree of risk.

Our Management has never served as management of a company that has completed a Business Combination.
Our sole officer and director has never successfully consummated a Business Combination.  Accordingly, you may not be able to adequately evaluate his ability to select an attractive Target Business or consummate successfully a Business Combination.

We are a newly formed, development stage company with no operating history and no revenues and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

We incorporated in late 2008 and are a development stage company with no operating results to date.   Because we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business.  We have not conducted any discussions and we have no plans, arrangements or understandings with any prospective acquisition candidates and may be unable to complete a Business Combination.  We will not generate any revenues until, at the earliest, after the consummation of a Business Combination, if at all.

We will be deemed a blank check company under Rule 419 of the Securities Act of 1933. In any subsequent offerings, we will have to comply with Rule 419.

If we publicly offer any securities as a condition to the closing of any acquisition or business combination while we are a blank check or shell company, we will have to fully comply with SEC Rule 419 and deposit all funds in escrow pending advice about the proposed transaction to our stockholders fully disclosing all information required by Regulation 14 of the SEC and seeking the vote and agreement of investment of those stockholders to whom such securities were offered; if no response is received from these stockholders within 45 days thereafter or if any stockholder elects not to invest following our advice about the proposed transaction, all funds that must be held in escrow by us under Rule 419, as applicable, will be promptly returned to any such stockholder.  All securities issued in any such offering will likewise be deposited in escrow, pending satisfaction of the foregoing conditions.  This is only a brief summary of Rule 419.

Our future success is highly dependent on the ability of management to complete a Business Combination with a Target Business that generates revenue and otherwise operates profitably.

The nature of our operations is highly speculative.  The future success of our plan of operation will depend entirely on the operations, financial condition and management of the Target Business we may acquire.  While management intends to seek to enter into a Business Combination with an entity having an established operating history, we cannot assure you that we will be successful in consummating a Business Combination with a candidate that meets that criterion.  In the event we complete a Business Combination, the success of our operations will be dependent upon management of the Target Business and numerous other factors beyond our control.

The Company has no existing agreement for a Business Combination or other transaction.

We have no arrangement, agreement or understanding with respect to engaging in a Business Combination with an operating entity.  We cannot assure you that we will successfully identify and evaluate suitable business opportunities or that we will conclude a Business Combination.  Management has not identified any particular industry or specific business within an industry for evaluation.  We cannot guarantee that we will be able to negotiate a Business Combination on favorable terms.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a Business Combination with the most attractive private companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude a Business Combination.  Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including audited financial statements for the company acquired.  The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of a Business Combination.  Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

We will have no revenues unless and until we enter into a Business Combination with an operating company that is generating revenues and otherwise is operating profitably.

We are a development stage company and have had no revenues from operations.  We will not realize any revenues or generate any income unless and until we successfully merge with or acquire an operating business that is generating revenues and otherwise is operating profitably, if ever.  We cannot assure you that we will be successful in concluding a Business Combination with an operating entity that is at the time of the transaction generating revenues.

We likely will complete only one Business Combination, which will cause us to be dependent solely on a single business and a limited number of products, services or assets.

Given our limited financial resources and other considerations, it is likely we will complete a Business Combination with only one Target Business.  Accordingly, the prospects for our success may be solely dependent upon the performance of a single business and dependent upon the development or market acceptance of a single or limited number of products, processes or services.  In this case, we will not be able to diversify our operations or benefit from the possible diversification of risks or offsetting of losses, unlike other entities which may have the resources to complete several Business Combinations or asset acquisitions in different industries or different areas of a single industry so as to diversify risks and offset losses.

Given our limited resources and the significant competition for Target Businesses we may not be able to consummate an attractive Business Combination.

We will to encounter intense competition from other entities having a business objective similar to ours, including blank check companies, finance companies, banks, venture capital funds, leveraged buyout funds, operating businesses and other financial buyers competing for acquisitions.  Many of these entities are well established and have extensive experience in identifying and affecting Business Combinations directly or through affiliates. Nearly all of these competitors possess greater technical, human and other resources than we do and our financial resources will be negligible when contrasted with those of many of these competitors.  In addition, we will experience direct competition from other modestly capitalized shell companies that are seeking to enter into business combinations with targets similar to those we expect to pursue, Our Company has not adopted any policy with respect to resolving any potential conflict of interest and it is possible that any conflict or interest that arises may not be decided in our favor.

It is likely that we will consummate a Business Combination with a private company for which limited information will be available to conduct due diligence.

We likely will seek a Business Combination with a privately-held company.  Generally, very little public information exists about these companies or their management, and we will be required to rely on the ability of our management to obtain adequate information to evaluate the potential success of entering into a transaction with such a company.  In addition, our management will only devote limited time to the business of the Company and will have available to it extremely limited financial resources with which to conduct due diligence.  If our assessment of the Target Business’s operations and management is inaccurate or we are unable to uncover all material information about these companies, then we may not make a fully informed investment decision, and we may lose money.

If we consummate a Business Combination by way of an acquisition, we will not be required to submit such transaction to a vote of our stockholders.

If we consummate a Business Combination by way of an acquisition of the capital stock or assets of the Target Business, the transaction may be accomplished in the sole determination of management without any vote or approval by stockholders.  Accordingly, holders of our securities at the time of any Business Combination may not have an opportunity to evaluate the Target Business or its management and will have to rely on the judgment of management in assessing the future profitability and viability of the Target Business.

A Business Combination with a foreign company may subject us to additional risks.

If we enter into a Business Combination with a foreign entity, we will be subject to risks inherent in business operations outside of the United States.  These risks include:

•	unexpected changes in, or impositions of, legislative or regulatory requirements;
•	foreign currency exchange rate fluctuations;
•	potential hostilities and changes in diplomatic and trade relationships;
•	changes in duties and tariffs, taxes, trade restrictions, license obligations and other non-tariff barriers to trade;
•	burdens of complying with a wide variety of foreign laws and regulations;
•	longer payment cycles and difficulties collecting receivables through foreign legal systems;
•	difficulties in enforcing or defending agreements and intellectual property rights;
•	reduced protection for intellectual property rights in some countries;
•	potentially adverse tax consequences;
•	the ability of our stockholders to obtain jurisdiction over non-US based directors and officers; and
•	political and economic instability.

If the Target Business is not successful managing these risks among others, the Company’s business after the Business Combination may be negatively impacted.

Since we have not yet selected a particular industry or Target Business with which to complete a Business Combination, we are unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

Our plan of operation permits our board of directors to consummate a Business Combination with a company in any industry it chooses and is not limited to any particular industry or type of business.  Accordingly, there is no current basis to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the Target Business which we may ultimately acquire.  To the extent we complete a Business Combination with a company that does not have a stable history of earnings and growth or an entity in a relatively early stage of its development, we may be affected by numerous risks inherent in the business operations of those entities.  If we complete a Business Combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry.  Although our management will endeavor to evaluate the risks inherent in a particular industry or Target Business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors.  Even if we properly assess those risks, some of them may be outside of our control.

Our long-term success will likely be dependent upon a yet to be identified management team which may be difficult to fully evaluate.

In the event we complete a Business Combination, the success of our operations will be dependent upon management of the Target Business and numerous other factors beyond our control.   Although it is possible that our management will remain associated with the Target Business following a Business Combination, it is likely that the management team of the Target Business at the time of the Business Combination will remain in place given that they will have greater knowledge, experience and expertise than our management in the industry in which the Target Business operates as well as in managing the Target Business.  Thus, even though our management may continue to be associated with us after a Business Combination, it is likely that we will be dependent upon a yet to be identified management team for our long-term success.  As a result, you will not be able to fully evaluate the management team that we will likely be dependent upon for our long-term success prior to any Business Combination.  Although we intend to scrutinize management of a prospective Target Business as closely as possible in connection with evaluating the desirability of affecting a Business Combination, we cannot assure you that our assessment of the management team will prove to be correct.  These individuals may be unfamiliar with the requirements of operating a public company and the securities laws, which could increase the time and resources we must expend to assist them in becoming familiar with the complex disclosure and financial reporting requirements imposed on U.S. public companies.  This could be expensive and time-consuming and could lead to various regulatory issues that may adversely affect our operations.

If we affect a Business Combination with a financially unstable company or an entity in the early stage of development or growth, we will be subject to greater risks than if we were to affect a Business Combination with a more established company with a proven record of earnings and growth.

Given our financial and personnel resources compared to our competitors, we may be limited to consummating a Business Combination with a company that is financially unstable or is in the early stage of development or growth, including an entity without established records of sales or earnings.  To the extent we affect a Business Combination with a financially unstable or early stage or emerging growth company, we may be impacted by numerous risks inherent in the business and operations of such company that we would not be subject to if we were to effect a Business Combination with a more established company with a proven record of earnings and growth.

If we are unable to structure the Business Combination as a “tax free” transaction, potential Target Businesses could be deterred from entering into such a transaction.

We may not be able to structure our acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain Business Combinations with us.  Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions.  We intend to structure any Business Combination so as to minimize the federal and state tax consequences to both us and the Target Business; however, we cannot guarantee that the Business Combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets.  A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

We expect to issue a significant number of new shares of our capital stock in a Business Combination, which will result in substantial dilution and a change in control of ownership of the Company.

Our Articles of Incorporation authorizes the issuance of a maximum of 100,000,000 shares of common stock and a maximum of 10,000,000 shares of preferred stock.  Any Business Combination effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders.  In order to structure a Business Combination as a tax free transaction, federal tax laws require that the holders of the stock of the target must receive a number of shares of our capital stock equal to 80% or more of the voting stock of our Company, in which case our existing stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity, though it is likely they could own far less than 20% of our outstanding common stock after giving effect to a Business Combination. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm's-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders.  Our board of directors has the power to issue any or all of such authorized but unissued shares without stockholder approval.  To the extent that additional shares of common stock or preferred stock are issued in connection with a Business Combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially adversely affected

We have not conducted any market research or identification of business opportunities, which may affect our ability to identify a Target Business.

We have neither conducted nor have others made available to us results of market research concerning prospective business opportunities.  Therefore, we have no assurances that market demand exists for a Business Combination as contemplated by us.  Our management has not identified any specific Business Combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available.  There is no assurance that we will be able to enter into a Business Combination on terms favorable to us.  Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may, in many instances, act without the consent, vote or approval of our stockholders.

Our officer and director will apportion his time to other businesses which may cause conflicts of interest in his determination as to how much time to devote to our affairs.  This conflict of interest could have a negative impact on our ability to consummate a Business Combination.

Our sole officer and director engages in other businesses and is not required to devote his full time or any specific number of hours to our affairs, which could create a conflict of interest when allocating his time between our operations and his other commitments.  We do not have and do not expect to have any full time employees prior to the consummation of a Business Combination.  If our officer’s and director’s other business affairs require his to devote more substantial amounts of time to such affairs, it could limit his ability to devote time to our affairs and could have a negative impact on our ability to consummate a Business Combination.  We cannot assure you that these conflicts will be resolved in our favor.

Our management currently is and may in the future become affiliated with entities engaged in business activities similar to those conducted by us and accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Our management may in the future become affiliated with entities, including blank check or shell companies, engaged in business activities similar to those intended to be conducted by us. Additionally, our management may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities to which he owes fiduciary duties. Accordingly, he may have conflicts of interest in determining to which entity a particular business opportunity should be presented.  We cannot assure you that these conflicts will be resolved in our favor. As a result, a potential Target Business may be presented to another entity prior to its presentation to us and we may not be able to pursue a potential transaction.

Limitations on liability and indemnification matters.

As permitted by the corporate laws of the State of Nevada, we have included in our Articles of Incorporation a provision to eliminate the personal liability of our directors for monetary damages for breach or alleged breach of their fiduciary duties as directors, subject to certain exceptions.  In addition, our By-Laws provide that we are required to indemnify our officers and directors under certain circumstances, including those circumstances in which indemnification would otherwise be discretionary, and we will be required to advance expenses to our officers and directors as incurred in connection with proceedings against them for which they may be indemnified.

There is currently no trading market for our common stock.

All outstanding shares of our common stock are “restricted securities,” as that term is defined under Rule 144 promulgated under the Securities Act, because they were issued in a private transaction not involving a public offering, and cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act of 1933, as amended, (the "Securities Act") and any other applicable federal or state securities laws or regulations.  As to shares of our common stock held by affiliates and their permitted transferees, the Securities and Exchange Commission has taken the position that Rule 144 is not available for the resale of securities in shell companies held by those persons, either before and after a Business Combination, despite technical compliance with the requirements of Rule 144 because those persons would be acting as "underwriters" under the Securities Act when reselling their securities.  Accordingly, resale transactions of shares held by our affiliates and their permitted transferees, would need to be made through a registered offering of such securities.  These restrictions will limit the ability of our current stockholders to liquidate their investment.

We cannot assure you that following a Business Combination with an operating business, our common stock will be listed or admitted to quotation on any securities exchange or other trading medium.

Following a Business Combination, then management of the Company may seek to develop a public market for our common stock.  However, we cannot assure you that following such a transaction, the Company will be able to meet the initial listing standards of any stock exchange or that our common stock will be admitted for quotation on the over the counter bulletin board or any other trading medium.  f the Company’s common stock does not trade publicly, holders may not be able to sell their common stock.  Moreover, our common stock may be deemed to be a “penny stock” and subject to the SEC’s penny stock rule which provides that, if our common stock failed to meet the criteria set forth in such rule, brokers would be subject to various practice requirements which would limit the sale of our stock only to persons who were established customers and accredited investors.  Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity.  This would also make it more difficult for us to raise additional capital following a Business Combination.

We have never paid dividends on our common stock.

We have never paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future.  In the unlikely event we generated profits prior to a Business Combination, we expect to retain such earnings and re-invest them into the Company to further its business strategy.

Authorization of Preferred Stock.

Our Articles of Incorporation authorize the issuance of up to 10,000,000 shares of preferred stock with such designations, rights and preferences determined from time to time by the board of directors.  Accordingly, our board of directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock.  In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.  Although we have no present intention to issue any shares of authorized preferred stock, there can be no assurance that the Company will not do so in the future.

There are risks associated with forward-looking statements made by us and actual results may differ.

Some of the information in this Registration Statement contains forward-looking statements that involve substantial risks and uncertainties.  These statements can be identified by the use of forward-looking words such as “may”, “will”, “expect”, “anticipate”, “believe”, “estimate”, and “continue”, or similar words.  Statements that contain these words should be read carefully because they:

•	discuss our future expectations;

•	contain projections of our future results of operations or of our financial condition; and

•	state other “forward-looking” information.

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict and/or over which we have no control.  The risk factors listed in this section, other risk factors about which we may not be aware, as well as any cautionary language in this Registration Statement, provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.  The occurrence of the events described in these risk factors could have an adverse effect on our business, results of operations, and financial condition.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None

ITEM 2.   DESCRIPTION OF PROPERTY

We maintain our principal executive offices at 19827 A., Henderson Rd. Cornelius, NC 28031, where our President maintains a business office.  We use this office space free of charge.  We believe that this space is sufficient for our current requirements. The Company does not own or lease any properties at this time and does not anticipate owning or leasing any properties prior to the consummation of a Business Combination, if ever.

ITEM 3.   LEGAL PROCEEDINGS

There are no material legal proceedings in which either we or any of our affiliates are involved which could have a material adverse effect on our business, financial condition or future operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None, except as previously disclosed.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

As of the date of this Registration Statement, there was one holder of record of 1,000,000 outstanding shares of our common stock.

The Company's common stock does not trade, nor is it admitted to quotation, on any stock exchange or other trading facility.  Management has no present plan, proposal, arrangement or understanding with any person with regard to the development of a trading market in any of our securities.  We cannot assure you that a trading market for our common stock will ever develop.  The Company has not registered its class of common stock for resale under the blue sky laws of any state and current management does not anticipate doing so.  The holders of shares of common stock, and persons who may desire to purchase shares of our common stock in any trading market that might develop in the future, should be aware that significant state blue sky law restrictions may exist which could limit the ability of stockholders to sell their shares and limit potential purchasers from acquiring our common stock.

The Company is not obligated by contract or otherwise to issue any securities and there are no outstanding securities which are convertible into or exchangeable for shares of our common stock.  All outstanding shares of our common stock are “restricted securities,” as that term is defined under Rule 144 promulgated under the Securities Act, because they were issued in a private transaction not involving a public offering.  All of our outstanding shares of our common stock are held by affiliates.  As to shares of our common stock held by affiliates and their permitted transferees, the Securities and Exchange Commission has taken the position that Rule 144 is not available for the resale of securities held by those persons, either before and after a Business Combination, despite technical compliance with the requirements of Rule 144 because those persons would be acting as "underwriters" under the Securities Act when reselling their securities.  Accordingly, resale transactions of shares held by our affiliates and their permitted transferees, would need to be made through a registered offering of such securities.  The Company is not obligated to register any shares of capital stock for public resale under the Securities Act of 1933, as amended.

Neither the Company nor its officer and director has any present plan, proposal, arrangement, understanding or intention of selling any unissued or outstanding shares of common stock in the public market subsequent to a Business Combination.  Nevertheless, in the event that a substantial number of shares of our common stock were to be sold in any public market that may develop for our securities subsequent to a Business Combination, such sales may adversely affect the price for the sale of the Company's common stock securities in any such trading market.  We cannot predict what effect, if any, market sales of currently restricted shares of common stock or the availability of such shares for sale will have on the market prices prevailing from time to time, if any.

Dividends

We have not paid any dividends on our common stock to date and do not presently intend to pay cash dividends prior to the consummation of a Business Combination.  It is the present intention of our management to retain all earnings, if any, for use in our business operations.

The payment of any dividends subsequent to a Business Combination will be within the discretion of our then seated board of directors.  Current management cannot predict the factors which any future board of directors would consider when determining whether or when to pay dividends.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	0	0	0
Total	0	0	0

Recent Sales of Unregistered Securities

NONE

ITEM 6.  SELECTED FINANCIAL DATA

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts are forward-looking statements such as statements relating to future operating results, existing and expected competition, financing and refinancing sources and availability and plans for future development or expansion activities and capital expenditures.  Such forward-looking statements involve a number of risks and uncertainties that may significantly affect our liquidity and results in the future and, accordingly, actual results may differ materially from those expressed in any forward-looking statements.  Such risks and uncertainties include, but are not limited to, those related to effects of competition, maintaining sufficient working capital for our operations, and the general economic conditions and environment in which we operate.  The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

Overview

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this prospectus. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this prospectus, particularly in the section entitled "Risk Factors".

Management’s Discussion and Analysis of Financial Statements and Results of Operations.

Business Overview.

The Company was organized as a vehicle to enter into a Business Combination with a Target Business that is seeking the advantages of having a class of stock registered under federal securities laws.  The Company does not currently engage in any business activities that provide cash flow.  Our principal business objective for the next twelve months and beyond will be to achieve long-term growth potential through a combination with an operating business rather than immediate, short-term earnings.  The Company will not restrict its potential candidate Target Businesses to any specific business, industry or geographical location and, thus, may acquire any type of business.

As of the date of this Registration Statement, we have not selected any Target Business or target industry on which to concentrate our search for a Business Combination.  Our sole officer and director has not engaged in discussions on our behalf with representatives of other companies regarding the possibility of a potential Business Combination with us, nor have we been approached by any candidates (or representatives of any candidates) with respect to a possible Business Combination with us.  Additionally, we have not, nor has anyone on our behalf, taken any measure, directly or indirectly, to identify or locate any suitable Target Business, nor have we engaged or retained any agent or other representative to identify or locate such a Target Business.  We have not conducted any research with respect to identifying the number and characteristics of the potential Target Business candidates.

Management will have virtually unrestricted flexibility in identifying and selecting a prospective Target Business and may consider entering into a Business Combination with virtually any business, including a business which has recently commenced operations, has no established record of growth or earnings and which is subject to all of the risks attendant to a development stage operation, including requiring additional capital, or which operates in an industry that is characterized by an unusually high element of risk.  In the alternative, a Business Combination may involve the acquisition of, or merger with, an established company which does not require substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.  Although our management will endeavor to evaluate the risks inherent in a particular Target Business, there can be no assurance that we will properly ascertain or assess all significant risks.

We expect that we will be able to consummate a Business Combination with only one candidate given that, among other considerations, we will not have the resources to diversify our operations and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a Target Business in order to achieve a tax free reorganization.  This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

Management expects that the selection of a Target Business will be a complex, competitive and extremely risky matter.  Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation.  Such perceived benefits of having a class of securities registered under federal securities laws which include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of capital stock.  Target Businesses may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult.

Assets
Currently, we the only tangible asset we have is cash of $22.

Liquidity and Capital Resources
At December 31, 2009, we had $22 in cash. We anticipate that our total operating expenses will be approximately $15,000 for the next twelve months. This includes our estimated expenses as follows:
•	our estimated expenses of $5,000 related with identifying a Business Combination;
•	our estimated expenses of $5,000 for our audit fees for the next twelve months; and
•	our estimated expenses of $5,000 for our legal and organization fees for the next twelve months.

To date, we have funded our operations through loans from our stockholders.  During the next twelve months we anticipate incurring costs and expenses related to filing of Exchange Act reports and investigating and consummating a Business Combination.  Management and our stockholders expect to fund additional costs and expenses which may be incurred in connection with due diligence activities and a Business Combination through further loans or investment in the Company, as and when necessary.  We cannot provide investors with any assurance that we will have sufficient capital resources to identify a suitable Target Business, to conduct effective due diligence as to any Target Business or to consummate a Business Combination.

We received various loans from Zenith, LLC, our sole shareholder totaling $12,445 during the periods ended December 31, 2009 and 2008.  The notes are unsecured, due on demand and bear interest at the rate of 8%.  Interest expense was $50 and $654 for the periods ended December 31, 2009 and 2008, respectively.

Results of Operations.
Since our inception, we have not engaged in any activities other than in connection with our organization and preparing and filing this Registration Statement and have not generated any revenues to date.  We do not expect to engage in any activities, other than seeking to identify a Target Business, unless and until such time as we enter into a Business Combination with a Target Business, if ever.  We cannot provide investors with any assessment as to the nature of a Target Business’s operations or speculate as to the status of its products or operations, whether at the time of the Business Combination it will be generating revenues or its future prospects.

Personnel

Steve Curling, our sole officer and director is currently working about 10 to 20 hours per week to meet our needs. As demand requires, Mr. Curling will devote additional time. We currently have no othe employees. We expect that we will only increase our number of employees by one person during the next twelve months.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.　 FINANCIAL STATEMENTS

QUANTUM ASSETS, INC.

TABLE OF CONTENTS

DECEMBER 31, 2009

Report of Independent Registered Public Accounting Firm	F-1
Balance Sheets as of December 31, 2009 and 2008	F-2
Statements of Operations for the periods ended December 31, 2009 and 2008 and for the period from December 17, 2008 (date of inception) to December 31, 2009	F-3
Statement of Stockholder’s Deficit as of December 31, 2009	F-4
Statements of Cash Flows for the periods ended December 31, 2009 and 2008 and for the period from December 17, 2008 (date of inception) to December 31, 2009	F-5
Notes to Financial Statements	F-6 to F-9

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Quantum Assets, Inc.
Cornelius, North Carolina

We have audited the accompanying balance sheets of Quantum Assets, Inc. (the “Company”) as of December 31, 2009 and 2008, and the related statements of operations, stockholder’s deficit, and cash flows for the period from December 17, 2008 (Date of Inception) through December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quantum Assets, Inc. as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the period from December 17, 2008 (Date of Inception) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 6 to the financial statements, the Company has limited working capital, has received no revenue from sales of products or services, and has incurred losses from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 6. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan
April 7, 2010

QUANTUM ASSETS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008

ASSETS	December 31, 2009	December 31, 2008

Current Assets
Cash and equivalents	$22	$0

TOTAL ASSETS	$22	$0

LIABILITIES AND STOCKHOLDER’S DEFICIT
Liabilities
Current Liabilities
Accrued expenses and interest	3,803	$5,050
Notes payable – related party	12,445	4,000
Total current liabilities	16,248	9,050

Stockholder’s Deficit
Preferred Stock, $.0001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	0	-0-
Common Stock, $.0001 par value, 100,000,000 shares authorized, 1,000,000 shares issued and outstanding	100	100
Stock subscription receivable	0	(100)
Deficit accumulated during the development stage	(16,326)	(9,050)
Total stockholder’s deficit	(16,226)	(9,050)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$22	$0

See accompanying notes to financial statements.

QUANTUM ASSETS, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE PERIODS ENDED DECEMBER 31, 2009 AND 2008
PERIOD FROM DECEMBER 17, 2008 (INCEPTION) TO DECEMBER 31, 2009

	Year ended December 31, 2009	Period ended December 31, 2008	Period from December 17, 2008 (inception) to December 31, 2009

REVENUES	$0	$0	$0

EXPENSES
Professional fees	6,622	9,000	15,622
Interest expense	654	50	704
TOTAL EXPENSES	7,276	9,050	16,326

NET LOSS	$(7,276)	$(9,050)	$(16,326)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	1,000,000	1,000,000

See accompanying notes to financial statements.

QUANTUM ASSETS, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDER’S DEFICIT
PERIOD FROM DECEMBER 17, 2008 (INCEPTION) TO DECEMBER 31, 2009

	Common Stock		Additional Paid in	Stock Subscription	Deficit Accumulated During the Development
	Shares	Amount	Capital	Receivable	Stage	Total

Issuance of common stock @ $.0001 at inception	1,000,000	$100	$0	$(100)	$0	$0

Net loss for the period ended December 31, 2008	-	-	-	-	(9,050)	(9,050)

Balance, December 31, 2008	1,000,000	100	0	(100)	(9,050)	(9,050)

Cash received for stock subscription	-	-	-	100	-	100

Net loss for the year ended December 31, 2009	-	-		-	(7,276)	(7,276)

Balance, December 31, 2009	1,000,000	$100	$0	$0	$(16,326)	$(16,226)

See accompanying notes to financial statements.

QUANTUM ASSETS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE PERIODS ENDED DECEMBER 31, 2009 AND 2008
PERIOD FROM DECEMBER 17, 2008 (INCEPTION) TO DECEMBER 31, 2009

	Year ended December 31, 2009	Period ended December 31, 2008	Period from December 17, 2008 (inception) to December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(7,276)	$(9,050)	$(16,326)
Change in non-cash working capital items:
Increase (decrease) in accrued expenses and interest	(1,247)	5,050	3,803
NET CASH (USED IN) OPERATING ACTIVITIES	(8,523)	(4,000)	(12,523)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	8,445	4,000	12,445
Proceeds from sales of common stock	100	0	100
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,545	4,000	12,545

NET INCREASE IN CASH	22	0	22

CASH, BEGINNING OF PERIOD	0	0	0
CASH, END OF PERIOD	$22	$0	$22

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

QUANTUM ASSETS, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Accounting Basis
The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a December 31 fiscal year end.

Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At December 31, 2009 and 2008 the Company had $22 and $0 of cash.

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

Dividends
The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

QUANTUM ASSETS, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 and $0 during the periods ended December 31, 2009 and 2008, respectively.

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718).  To date, the Company has not adopted a stock option plan and has not granted any stock options.

As of December 31, 2009, the Company has not issued any stock-based payments to its employees.

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

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2009.

Recent Accounting Pronouncements
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

QUANTUM ASSETS, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 2 – ACCRUED EXPENSES AND INTEREST
Accrued expenses and interest consisted of the following at December 31:

	2009	2008
Accrued professional fees	$3,099	$5,000
Accrued interest – related party	704	50
Total accrued expenses and interest	$3,803	$5,050

The accrued interest – related party is owed to Zenith, LLC.  See Note 3.

NOTE 3 – NOTES PAYABLE – RELATED PARTY

The Company received various loans from Zenith, LLC totaling $12,445 during the periods ended December 31, 2009 and 2008.  The notes are unsecured, due on demand and bear interest at the rate of 8%.  Zenith, LLC is the owner of 100% of the outstanding common stock of the Company. Interest expense was $50 and $654 for the periods ended December 31, 2009 and 2008, respectively.

NOTE 4 – INCOME TAXES

For the period ended December 31, 2009, the Company has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $16,300 at December 31, 2009, and will expire beginning in the year 2028.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows at December 31:

	2009	2008
Deferred tax asset attributable to:
Net operating loss carryover	$5,542	$3,077
Valuation allowance	(5,542)	(3,077)
Net deferred tax asset	$-	$-

NOTE 5 – COMMITMENTS

Quantum Assets, Inc. neither owns nor leases any real or personal property. An officer has provided office services without charge.  There is no obligation for the officer to continue this arrangement.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

QUANTUM ASSETS, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 6 – LIQUIDITY AND GOING CONCERN

The Company has negative working capital, has incurred operating losses since inception, and has not yet received revenues from sales of products or services.  These factors create substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 7 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to December 31, 2009 through the date these financial statements were filed with the Securities and Exchange Commission and has determined that it does not have any material subsequent events to disclose.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9AT.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our principal executive officer, who is also our principal financial officer. Based on this evaluation, we have concluded that the design and operation of our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for our company.  Our company’s internal control over financial reporting is designed to provide reasonable assurance, not absolute assurance, regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.  Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that our company’s receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009.  Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting —Guidance for Smaller Public Companies.  In performing the assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

Changes in Internal Controls over Financial Reporting.

There was no change in our internal control over financial reporting during our fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS,CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors, Executive Officers

All directors of our company hold office until the annual meeting of the stockholders or until their successors have been elected and qualified.

Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Steve Curling	Director, President (Principal Executive Officer), Treasurer (Principal Accounting Officer), Principal Financial Officer and Secretary	66	Director, President (Principal Executive Officer), Treasurer (Principal Accounting Officer), Principal Financial Officer and Secretary since Inception

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Warren Stephen Curling, age 66, has spent most of his career in the airline industry. After graduation from Roanoke College with a BS degree in Biology in 1967, Mr. Curling received a MA degree from Wellesley College, Wellesley, MA, in transportation. At USAirways he was the liaison between the airline industry and the US Government for a total of 21 years. During this tenure, Mr. Curling was instrumental in developing a computer system to be used on board US Naval ship at sea.  With this system the travel needs for an entire carrier could be accomplished while at sea. In 1993, he elected to return to USAirways as their National Manager of Retail Distribution based in Charlotte, NC. After taking an early retirement on 9/11/2001 Mr. Curling has since purchased a real estate firm on Lake Norman, Beacon Real Estate Services, Inc.  He presently has five brokers working with the firm.

Committees of the Board

We do not have an audit or compensation committee at this time.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4. being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Conflict of Interest

None of our officers or directors will be subject to a conflict of interest.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes the compensation of our President (Principal Executive Officer) and other officers and directors who received annual compensation in excess of $100,000 during the period from December 17, 2008 (inception) to December 31, 2009.

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long TermCompensation(1)		Pay-outs
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation(2)	Securities Under Options/ SAR's Granted	Restricted Shares or Restricted Share Units	LTIP Pay-outs	All Other Compen- sation
2008	Nil	Nil	Nil	Nil	Nil	Nil	Nil
2009	Nil	Nil	Nil	Nil	Nil	Nil	Nil

We have not entered into any employment agreement or consulting agreement with our directors and executive officers. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future, although no stock option plan is currently in place. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

Directors Compensation

We have not reimbursed our directors for expenses incurred in connection with attending board meetings nor have we paid any directors fees or other cash compensation for services rendered as a director in the period ended December 31, 2009.

We have no formal plan for compensating our directors for their services in their capacity as directors. In the future we may grant options to our directors to purchase shares of common stock as determined by our Board of Directors or a compensation committee that may be established. We do not, however, have a stock option plan in place at this time. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of Quantum Assets other than services ordinarily required of a director. Other than as indicated in this prospectus, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments

ITEM 12.　 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders

The following table sets forth, as of December 31, 2009, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Zenith Financial, LLC 245 East Front Street, Ste A, Statesville, NC 28677	1,000,000	100%
Beneficial Owners, Directors and Executive Officers as a Group	1,000,000 common shares	100%

(1) The manager of Zenith Financial, LLC is Pam McClanahan.

(2) Based on 1,000,000 shares of common stock issued and outstanding as of December 31, 2009. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of Quantum Assets.

ITEM 13.　CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.

(1) 　 Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2008	$4,000	Silberstein Ungar, PLLC
2009	$2,500	Silberstein Ungar, PLLC

(2) 　 Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2008	$	Nil	Silberstein Ungar, PLLC
2009	$	Nil	Silberstein Ungar, PLLC

(3) 　 Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2008	$	Nil	Silberstein Ungar, PLLC
2009	$	Nil	Silberstein Ungar, PLLC

(4) 　 All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2008	$	Nil	Silberstein Ungar, PLLC
2009	$	Nil	Silberstein Ungar, PLLC

(5) 　 Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) 　 The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

PART IV.

ITEM 15.　Exhibits and Reports on Form 8-K

The following Exhibits are incorporated herein by reference from the Registrant's Form 10 Registration Statement filed with the Securities and Exchange Commission, SEC file # 000-53715 on July 7, 2009. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description
3.1	Articles of Incorporation.
3.2	Bylaws.
99.1	Subscription Agreement.

The following documents are included herein:

Exhibit No.	Document Description
23.1	Consent of Independent Registered Public Accounting Firm.
31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 13, 2010	QUANTUM ASSETS CORPORATION

By: /s/ Steve Curling
Name: Steve Curling
Title: President, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 13, 2010	By: /s/ Steve Curling
Name: Steve Curling
Title: President, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: April 13, 2010	By: /s/ Steve Curling
Director
Name: Steve Curling
Title: Director