Form 10-Q
period 2010-05-17
Quantum Assets, Inc.
filed 2010-05-17
CIK 1467560

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number

Quantum Assets, Inc.
(Exact name of registrant as specified in its charter)

Nevada	26-3452407
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

At May 14, 2010, there were 1,000,000 shares outstanding of the registrant’s common stock.

QUANTUM ASSETS, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED March 31, 2010

Page
Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets at March 31, 2010 (unaudited) and December 31, 2009 (audited)	F-1

Statements of Operations for the three months ended March 31, 2010 and 2009 and for the period from December 17, 2008 (inception) to March 31, 2010 (unaudited)	F-2

Statement of Shareholders’ Deficit as of March 31, 2010 (unaudited)	F-3

Statements of Cash Flows for the three months ended March 31, 2010 and 2009 and for the period from December 17, 2008 (inception) to March 31, 2010 (unaudited)	F-4

Notes to Financial Statements	F-5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Controls and Procedures	14

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults upon senior securities	15

Item 4. Submissions of matters to a vote of securities holders	15

Item 5. Other Information	15

Item 6. Exhibits	16

Exhibit 31.1

Exhibit 32.1

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

QUANTUM ASSETS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of March 31, 2010 and December 31, 2009

ASSETS	March 31, 2010 (unaudited)	December 31, 2009 (audited)

Current Assets
Cash and equivalents	$0	$22

TOTAL ASSETS	$0	$22

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current Liabilities
Accrued expenses and interest	$2,467	$3,803
Note payable – related party	15,216	12,445
Total current liabilities	17,683	16,248

Stockholder’s Deficit
Preferred Stock, $.0001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-0-	-0-
Common Stock, $.0001 par value, 100,000,000 shares authorized, 1,000,000 shares issued and outstanding	100	100
Deficit accumulated during the development stage	(17,783)	(16,326)
Total stockholder’s deficit	(17,683)	(16,226)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$0	$22

See accompanying notes to financial statements.

QUANTUM ASSETS, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (UNAUDITED)
For the three months ended March 31, 2010 and 2009
Period from December 17, 2008 (inception) to March 31, 2010

	Three months ended March 31, 2010	Three months ended March 31, 2009	Period from December 17, 2008 (inception) to March 31, 2010

Revenues:	$-0-	$-0-	$-0-

Expenses:
Miscellaneous expenses	211	-0-	211
Professional fees	1,000	500	16,622
Interest expense	246	79	900
Total expenses	1,457	579	17,783

Net Loss	$(1,457)	$(579)	$(17,783)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	1,000,000	1,000,000	1,000,000

See accompanying notes to financial statements.

QUANTUM ASSETS, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDER’S DEFICIT (UNAUDITED)
Period from December 17, 2008 (Inception) to March 31, 2010

	Common stock
	Shares	Amount	Stock subscription receivable	Deficit accumulated during the development stage	Total
Issuance of common stock @ $.0001	1,000,000	$100	$(100)	$-	$-
Net loss for the period	-	-	-	(9,050)	(9,050)
Balance, December 31, 2008	1,000,000	100	(100)	(9,050)	(9,050)
Payment received for stock	-	-	100	-	100
Net loss for the year	-	-	-	(7,276)	(7,276)
Balance, December 31, 2009	1,000,000	100	-0-	(16,326)	(16,226)
Net loss for the period	-	-	-	(1,457)	(1,457)
Balance, March 31, 2010	1,000,000	$100	$-0-	$(17,783)	$(17,683)

See accompanying notes to financial statements.

QUANTUM ASSETS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the three months ended March 31, 2010 and 2009
Period from December 17, 2008 (Inception) to March 31, 2010

	Three months ended March 31, 2010	Three months ended March 31, 2009	Period from December 17, 2008 (inception) to March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(1,457)	$(579)	$(17,783)
Change in non-cash working capital items:
Increase (decrease) in accrued expenses and interest	(1,336)	579	2,467
NET CASH (USED IN) OPERATING ACTIVITIES	(2,793)	0	(15,316)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	2,771	0	15,216
Proceeds from sales of common stock	0	100	100
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,771	100	15,316

NET INCREASE (DECREASE) IN CASH	(22)	100	0

CASH, BEGINNING OF PERIOD	22	0	0
CASH, END OF PERIOD	$0	$100	$0

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

QUANTUM ASSETS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2010

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

Basis of Presentation
The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC as of and for the period ended December 31, 2009.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At March 31, 2010 and December 31, 2009, respectively, the Company had $0 and $22 of cash.

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents and accrued expenses. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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
March 31, 2010

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

NOTE 2 – ACCRUED EXPENSES AND INTEREST

Accrued expenses and interest consisted of the following at March 31, 2010 and Dccember 31, 2009:

	March 31, 2010	December 31, 2009
Accrued professional fees Accrued interest- related party	$1,517 950	$3,099 704
Total accrued expenses and interest	$2,467	$3,803

The accrued interest – related party is owed to Loftum, LLC.  See Note 3.

NOTE 3 – NOTE PAYABLE

The Company received various loans from Zenith, LLC totaling $15,216 during the period form inception to March 31, 2010.  The notes are due on demand and bear interest at the rate of 8%.  Zenith, LLC is the owner of 100% of the outstanding common stock of the Company. Interest expense was $246 and $79 for the periods ended March 31, 2010 and 2009, respectively.

NOTE 4 – INCOME TAXES

For the periods ended March 31, 2010, the Company has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $17,800 at March 31, 2010, and will expire beginning in the year 2028.

QUANTUM ASSETS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2010

NOTE 4 – INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2010	2009
Deferred tax asset attributable to:
Net operating loss carryover	$6,050	$3,230
Valuation allowance	(6,050)	(3,230)
Net deferred tax asset	$0	$0

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

NOTE 6 – LIQUIDITY AND GOING CONCERN

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

NOTE 7 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to March 31, 2010 through the date these financial statements were filed with the Securities and Exchange Commission and has determined that it does not have any material subsequent events to disclose.

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

Results of Operations for the Quarter ending March 31, 2010
Assets

Currently, we have no tangible assets and no intangible assets that are quantifiable.

Operating Expense

Total operating expenses for the three months ended March 31, 2010, were $1,457 compared to expenses for the period ended March 31, 2010 of $17,783 since inception.     Total operating expenses for the three  months ended March 31, 2009 were $579.    The increase is attributed to professional fees for ongoing reporting requirements.

Net Loss

Net loss for the three months ended March 31, 2010 was $(1,457) compared to the period ended March 31, 2010 since inception of $(17,783).  Net loss for the nine months ended March 31, 2010 was $(579). The increase in net loss is due to the aforementioned change in activities.

Liquidity and Capital Resources

At March 31, 2010, we had $0 in cash.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our Form 10-K for the year ended December 31, 2009. During the three months ended March 31, 2010 there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in our Form 10-Kfor our year ended December 31, 2009.  During the three months ended March 31, 2010 there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.

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

Periodic Reporting and Audited Financial Statements; Disclosure of Business Combination.

We file annual, quarterly and current reports with the SEC.  In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by our independent registered public accountants.

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

Item 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2010.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are currently effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended March 31, 2010, our Chief Executive Officer and Chief Financial Officer as of March 31, 2010, and as of the date of this Report, have concluded that as of the end of the periods covered by this report, they have identified no material weakness of Company internal controls.

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
 Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on its evaluation, our management concluded that, as of March 31, 2010, our internal control over financial reporting was effective.

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

Quantum Assets, INC.

Date: May 14, 2010	By:	/s/ Steve Curling
Name: Steve Curling
Title: President, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

	By:	/s/ Steve Curling
Date: May 14, 2010		Director
Name: Steve Curling
Title: Director