Form 10-Q
period 2010-06-30
Quantum Assets, Inc.
filed 2010-08-20
CIK 1467560

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

At August 20, 2010, 2010, there were 1,000,000 shares outstanding of the registrant’s common stock.

QUANTUM ASSETS, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED June 30, 2010

		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets at June 30, 2010 (unaudited) and December 31, 2009 (audited)	F-1
	Statements of Operations for the three and six months ended June 30, 2010 and for the period from December 17, 2008 (inception) to June 30, 2010 (unaudited)	F-2
	Statement of Stockholder’s Deficit as of June 30, 2010 (unaudited)	F-3
	Statements of Cash Flows for the six months ended June 30, 2010 and for the period from December 17, 2008 (inception) to June 30, 2010 (unaudited)	F-4
	Notes to Financial Statements	F-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults upon senior securities	17

Item 4.	Submissions of matters to a vote of securities holders	17

Item 5.	Other Information	17

Item 6.	Exhibits	18
	Exhibit 31.1
	Exhibit 32.1

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

QUANTUM ASSETS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of June 30, 2010 and December 31, 2009

ASSETS	June 30, 2010 (unaudited)	December 31, 2009 (audited)

Current Assets
Cash and equivalents	$57	$22

TOTAL ASSETS	$0	$22

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current Liabilities
Accrued expenses and interest	$2,753	$3,803
Note payable – related party	17,089	12,445
Total current liabilities	19,842	16,248

Stockholder’s Deficit
Preferred Stock, $.0001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-0-	-0-
Common Stock, $.0001 par value, 100,000,000 shares authorized, 1,000,000 shares issued and outstanding	100	100
Deficit accumulated during the development stage	(19,885)	(16,326)
Total stockholder’s deficit	(19,785)	(16,226)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$57	$22

See accompanying notes to financial statements.

QUANTUM ASSETS, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (UNAUDITED)
For the three months and six months ended June 30, 2010 and 2009
Period from December 17, 2008 (inception) to June 30, 2010

	Three months ended June 30, 2010	Three months ended June 30, 2009	Six months ended June 30, 2010	Six months ended June 30, 2009	Period from December 17, 2008 (inception) to June 30, 2010

Revenues:	$-0-	$-0-	$-0-	$-0-	$-0-

Expenses:
Miscellaneous expenses	549	-0-	760	-0-	760
Professional fees	1,250	1,270	2,250	1,770	17,872
Interest expense	303	156	549	235	1,253
Total expenses	2,102	1,426	3,559	2,005	19,885

Net Loss	$(2,102)	$(1,426)	$(3,559)	$(2,005)	$(19,885)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	1,000,000	1,000,000	1,000,000	1,000,000	1,000,000

See accompanying notes to financial statements.

QUANTUM ASSETS, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDER’S DEFICIT (UNAUDITED)
Period from December 17, 2008 (Inception) to June 30, 2010

	Common stock		Stock subscription receivable	Deficit accumulated during the development stage	Total
	Shares	Amount
Issuance of common stock @ $.0001	1,000,000	$100	$(100)	$-	$-
Net loss for the period	-	-	-	(9,050)	(9,050)
Balance, December 31, 2008	1,000,000	100	(100)	(9,050)	(9,050)
Payment received for stock	-	-	100	-	100
Net loss for the year	-	-	-	(7,276)	(7,276)
Balance, December 31, 2009	1,000,000	100	-0-	(16,326)	(16,226)
Net loss for the period	-	-	-	(3,559)	(3,559)
Balance, June 30, 2010	1,000,000	$100	$-0-	$(19,885)	$(19,785)

See accompanying notes to financial statements.

QUANTUM ASSETS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the six months ended June 30, 2010 and 2009
Period from December 17, 2008 (Inception) to June 30, 2010

	Six months ended June 30, 2010	Six months ended June 30, 2009	Period from December 17, 2008 (inception) to June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(3,559)	$(2,005)	$(19,885)
Change in non-cash working capital items:
Increase (decrease) in accrued expenses and interest	(1,050)	(3,765)	2,753
NET CASH (USED IN) OPERATING ACTIVITIES	(4,609)	(5,770)	(17,132)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	4,644	5,770	17,089
Proceeds from sales of common stock	0	100	100
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,644	5,870	17,189

NET INCREASE (DECREASE) IN CASH	35	100	57

CASH, BEGINNING OF PERIOD	22	0	0
CASH, END OF PERIOD	$57	$100	$57

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

QUANTUM ASSETS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2010

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

Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At June 30, 2010 and December 31, 2009, respectively, the Company had $57 and $22 of cash.

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
June 30, 2010

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

NOTE 2 – ACCRUED EXPENSES AND INTEREST

Accrued expenses and interest consisted of the following at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Accrued professional fees Accrued interest- related party	$1,500 1,253	$3,099 704
Total accrued expenses and interest	$2,753	$3,803

The accrued interest – related party is owed to Zenith, LLC.  See Note 3.

NOTE 3 – NOTE PAYABLE

The Company received various loans from Zenith, LLC totaling $17,089 during the period form inception to June 30, 2010.  The notes are due on demand and bear interest at the rate of 8%.  Zenith, LLC is the owner of 100% of the outstanding common stock of the Company. Interest expense was $549 and $235 for the six months ended June 30, 2010 and 2009, respectively.

NOTE 4 – INCOME TAXES

For the periods ended June 30, 2010, the Company has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $19,900 at June 30, 2010, and will expire beginning in the year 2028.

QUANTUM ASSETS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2010

NOTE 4 – INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2010	2009
Deferred tax asset attributable to:
Net operating loss carryover	$6,760	$3,230
Valuation allowance	(6,760)	(3,230)
Net deferred tax asset	$0	$0

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

NOTE 7 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to June 30, 2010 through August 3, 2010, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

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

Results of Operations for the Periods ending June 30, 2010

Assets

Currently, we have no tangible assets and no intangible assets that are quantifiable.

Operating Expense

Total operating expenses for the three months ended June 30, 2010 and 2009 were $2,102 and $1,426, respectively. Expenses for the period from inception to June 30, 2010 were $19,885.     Total operating expenses for the six months ended June 30, 2010 and 2009 were $3,559 and $2,005, respectively.    The increases are attributed principally to ongoing professional fees related to our being a publicly traded company.

Net Loss

Net loss for the three months ended June 30, 2010 and 2009 was $(2,102) and $(1,426), and form inception to  June 30, 2010 ws $(19,885).  Net loss for the six months ended June 30, 2010 and 2009 was $(3,559) and $(2,005). The increase in net loss is due to the aforementioned expenses of being a public company.

Liquidity and Capital Resources

At June 30, 2010, we had $57 in cash. We will need to raise additional money thorugh loans or equity sales in the next twelve months in order to be able to afford the ongoing professional fees related to our being a publicly traded company.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our Form 10 Registration Statement. During the three months ended June 30, 2010 there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in our Form 10 Registration Statement, filed with the Securities and Exchange Commission on July 7, 2009. During the three months ended June 30, 2010 there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.

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

Item 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2010.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are currently effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended June 30, 2010, our Chief Executive Officer and Chief Financial Officer as of June 30, 2010, and as of the date of this Report, have concluded that as of the end of the periods covered by this report, they have identified no material weakness of Company internal controls.

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
 Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on its evaluation, our management concluded that, as of June 30, 2010, our internal control over financial reporting was effective.

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

Quantum Assets, INC.

Date: August 20, 2010	By:	/s/ Steve Curling
Name: Steve Curling
Title: President, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: August 20, 2010	By:	/s/ Steve Curling
Name: Steve Curling
Title: Director