Form 10-K
period 2010-12-31
Quantum Assets, Inc.
filed 2011-06-21
CIK 1467560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number
QUANTUM ASSETS INC.
(Exact name of Registrant as specified in its charter)

Nevada	26-4225744
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 6592, Statesville, NC	28687
(Address of principal executive offices)	(Zip Code)

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

As of June 20, 2011, no market price existed for voting and non-voting common equity held by non-affiliates of the registrant.

At June 20, 2011, there were 3,370,000 shares of Registrant's ordinary shares outstanding.

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

Employees.

We have two executive officers and they have other business interests and are not obligated to devote any specific number of hours to our matters and intends to devote only as much time as they deem necessary to our affairs.  The amount of time he will devote to our operations in any time period will vary based on whether a Target Business has been selected for the Business Combination and the stage of the Business Combination process the Company is in.  Accordingly, once management locates a suitable Target Business, management will spend more time investigating such Target Business and negotiating and processing the Business Combination (and consequently spend more time to our affairs) than he would prior to locating a suitable Target Business.  We do not intend to have any full time employees prior to the consummation of a Business Combination.

In November 2010, the following people were appointed as officers and members of  our board of directors. This information may also be read on our 8-K filed on May 25, 2011:

On November 17, 2010, Pamela McClanahan, age 43, was appointed as Treasurer of the Company.  Ms. McClanahan’s employment is at-will.  Her salary has not yet been determined by the Company’s Board of Directors.  From 2007 to present, Ms. McClanahan has acted an independent tax and accounting consultant.  She also served as home school educator from 2006 to 2009.  Prior to that, Ms. McClanahan was an elementary school teacher at Statesville Christian School in Statesville, NC.

On November 17, 2010, F. Tony Hosseini, age 52, was appointed as a Member of the Board of Directors of the Company.  Mr. Hosseini is the Founder and Chairman of FTH Group, Inc., an investment management company in South Carolina and was Founding Director of NC Selective Fund, a TPA-managed self-insurance fund underwriting worker’s compensation insurance.  He was the chief executive officer of TWG Mortgage, a mortgage banking firm with offices in Ohio, North Carolina and Florida, and served as a member of Board of Directors of both Genesis Securities and Amvest, Inc., two investment banking firms in Ohio.  Prior to those engagements, Mr. Hosseini gained significant experience as a Securities and Pension Specialist with John Hancock Mutual Insurance Company, structuring a broad investment portfolio for the company.  Mr. Hosseini also served as chief executive of Silk Road International, Inc., providing consulting services to joint ventures in developing countries in areas of energy healthcare, housing, and other infra-structural activities.  In 2008, Mr. Hosseini co-founded Rock Communities, a wellness resort company in South Carolina.  He also serves as a Director of Sina Care Centers, Inc., a holistic wellness company in Denver, Colorado that he co-founded in 1996.

On November 17, 2010, Lewis C. Warren, age 49, was appointed as a Member of the Board of Directors.  From 2003 to 2009, Mr. Warren served as Director of Sales, Marketing and Land Acquisitions for D.R. Horton, one of America’s leading builders and developers and a member of the Fortune 200.  He developed and managed projects producing sales exceeding $500 million.  His other corporate experience included key executive sales and marketing positions with Del Webb Corporation, a leading national builder and developer of the Sun City Retirement Communities, and national resort developer Fairfield Communities.  Mr. Warren was Executive Vice President and Asset Manager for a private equity firm, where he managed a successful 2500-acre residential golf community.  He also was a commercial real estate broker and consultant to the resort development industry and a sales and marketing executive for an international resort developer.  He is a graduate of LaSalle University with a Master of Science degree in Real Estate.  He is a current or previous member of the North Carolina, South Carolina, and Georgia Boards of Realtors, the National Home Builders Association, the American Resort Developers Association, The Urban Land Institute, and the National Golf Foundation.

Our officers and directors may engage in other business activities similar and dissimilar to those we are engaged in without any limitations or restrictions applicable to such activities.  Currently, our officers and director serve as officers and directors of another shell company that has a business purpose identical to ours and that has a class of common stock registered under the Exchange Act.  Our officers and directors will allocate their time to both companies.  To the extent that our management engages in such other activities, they will have possible conflicts of interest in diverting opportunities which would be appropriate for our Company to other companies, entities or persons with which they may be associated or have an interest, rather than diverting such opportunities to us.  Since we have not established any policy for the resolution of such a conflict, we could be adversely affected should our officers and directors choose to place their other business interests before ours.  We cannot assure you that such potential conflicts of interest will not result in the loss of potential opportunities or that any conflict will be resolved in our favor.

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
Our officers have never successfully consummated a Business Combination.  Accordingly, you may not be able to adequately evaluate their ability to select an attractive Target Business or consummate successfully a Business Combination.

We are a development stage company with no revenues and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

We incorporated in 2009 and are a development stage company with no operating results to date.   Because we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business.  We have not conducted any discussions and we have no plans, arrangements or understandings with any prospective acquisition candidates and may be unable to complete a Business Combination.  We will not generate any revenues until, at the earliest, after the consummation of a Business Combination, if at all.

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

Our officers and directors will apportion their time to other businesses which may cause conflicts of interest in their determination as to how much time to devote to our affairs.  This conflict of interest could have a negative impact on our ability to consummate a Business Combination.

Our officers and directors engage in other businesses and are not required to devote his full time or any specific number of hours to our affairs, which could create a conflict of interest when allocating their time between our operations and their other commitments.  We do not have and do not expect to have any full time employees prior to the consummation of a Business Combination.  If our officers’ and directors’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a Business Combination.  We cannot assure you that these conflicts will be resolved in our favor.

Our management currently is and may in the future become affiliated with entities engaged in business activities similar to those conducted by us and accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Our management may in the future become affiliated with entities, including blank check or shell companies, engaged in business activities similar to those intended to be conducted by us. Additionally, our management may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities to which they owe fiduciary duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.  We cannot assure you that these conflicts will be resolved in our favor. As a result, a potential Target Business may be presented to another entity prior to its presentation to us and we may not be able to pursue a potential transaction.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

As of the date of this Registration Statement, there was seven holders of record of 3,370,000 outstanding shares of our common stock.

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

Neither the Company nor its officers and directors have any present plan, proposal, arrangement, understanding or intention of selling any unissued or outstanding shares of common stock in the public market subsequent to a Business Combination.  Nevertheless, in the event that a substantial number of shares of our common stock were to be sold in any public market that may develop for our securities subsequent to a Business Combination, such sales may adversely affect the price for the sale of the Company's common stock securities in any such trading market.  We cannot predict what effect, if any, market sales of currently restricted shares of common stock or the availability of such shares for sale will have on the market prices prevailing from time to time, if any.

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

Assets

Currently, the only tangible asset we have is cash of $215.

Liquidity and Capital Resources

At December 31, 2010, we had $215 in cash. We anticipate that our total operating expenses will be approximately $15,000 for the next twelve months. This includes our estimated expenses as follows:

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

We received various loans from Zenith, LLC, one of our  shareholders totaling $12,445 during the periods ended December 31, 2009 and 2008.  The notes are unsecured, due on demand and bear interest at the rate of 8%.  Interest expense was $704 and $1952 for the periods ended December 31, 2010 and 2009, respectively.

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

Personnel

Steve Curling, our President, and Pamela McClanahan, our treasurer,   are currently working about 10 to 20 hours per week to meet our needs. As demand requires, Mr. Curling and Ms. McClanahan will devote additional time. We currently have no other employees. We expect that we will only increase our number of employees by one person during the next twelve months.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.　 FINANCIAL STATEMENTS

QUANTUM ASSETS, INC.

TABLE OF CONTENTS

DECEMBER 31, 2010

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets as of December 31, 2010 and 2009	F-2

Statements of Operations for the periods ended December 31, 2010 and 2009 and for the period from December 17, 2008 (date of inception) to December 31, 2010	F-3

Statement of Stockholder’s Deficit as of December 31, 2010	F-4

Statements of Cash Flows for the periods ended December 31, 2010 and 2009 and for the period from December 17, 2008 (date of inception) to December 31, 2010	F-5

Notes to Financial Statements	F-6 to F-9

Stan J.H. Lee, CPA
2160 North Central Rd. Suite 209 *Fort Lee * NJ 07024-7547
P.O. Box 436402 * San Diego * CA 92143-6402
619-623-7799 * Fax 619-564-3408 * E-mail) stan2u@gmail.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management and Members of
Quantum Assets, Inc. ;

We have audited the accompanying balance sheet of Quantum Assets, Inc. (the “Company”)  as of December 31, 2010  and the related  statements of operations, stockholders’ deficit and cash flows for the year then ended . These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Quantum Assets, Inc as of December 31, 2009, were audited by other auditors whose report dated April 7, 2010, expressed  an  unqualified opinion on those statements. Their report included an explanatory paragraph regarding going concern.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quantum Assets, Inc. as of  December 31, 2010  , and the results of its operations and its cash flows for the year then  ended  in conformity with accounting principles generally accepted in the United States of America.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the note to the financial statements, the Company has not established any source of revenue to cover its operating costs and losses from operations raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the  outcome of this uncertainty.

/s/ Stan J.H. Lee, CPA
_____________________

Stan J.H. Lee, CPA
May 19,  2011

Quantum Assets, Inc.
(a Development stage Company)
Balance Sheet

	as of December 31
	2010	2009
Assets:

Current Assets:
Cash	215	22
	215	22

Total Assets	$215	$22

Liabilities and Shareholders' Equity:

Current Liabilities:

Accrued expenses and interest	$6,976	$3,803

Total Current Liabilties	6,976	3,803

Borrowing from others - related party	18,604	12,445

Total Liabilities	25,580	16,248

Shareholders' Equity;

Preferred stock, $ .0001 par value, 10,000,000 shares authorized, none issued and outstanding	-
Common Stock, $0.0001 par value, 100,000,000 shares authorized, 3,370,000 and 1,000,000 issued and outstanding as of December 31, 2010 and 2009, respectively	337	100
Paid-in capital	-	-
Deficit during Development Stage	(25,702)	(16,326)

	(25,365)	(16,226)

Total Liabilities and Shareholders' Equity	$215	$22

See accompanying notes to financial statements.

Quantum Assets, Inc.
 (a Development stage Company)
Statement of Operations

				Cumulative since
				December 17, 2008
	Years Ended			(Inception)
	Dec 31, 2010 $	Dec 31 ,2009		to Dec 31, 2010

Revenue	$-	-	#	-

Operating Expenses:

Legal, audit and other general & administrative	9,376	7,276		25,703
	-	-		-

	9,376	7,276		25,703

Total Expenses:	9,376	7,276		25,703

Income ( Loss) before income taxes	(9,376)	(7,276		(25,703)

Provision for income taxes	-	-		-

Net loss	$(9,376)	$(7,276		$(25,703)

Loss per share	(0.007)	(0.007

Weighted average common shares ( basic and diluted)	1,289,452	1,000,000

See accompanying notes to financial statements.

Quantum Assets, Inc.
(a Development Stage Company)
Statement of Shareholders' Equity
Period from December 17, 2008 (Inception) to December 31, 2010

	Number of Common Shares	Amount	Additional Paid-In Capital	Stock Subscription Receivable	Deficit Accumulated during development stage	Total

Pre-Inception Balance	-	$-	$-		$-	$-

Common Stock Issued for services to founder on 12/17/2008	1,000,000	100	-	$(100)	-
						-
Net Loss for the Period					(9,050)	(9,050)

Balance as of 12/31/2008	1,000,000	100	-	(100)	(9,050)	(9,050)

Payment received for stock				100		100
Net Loss for the Period	-	-	-		(7,276)	(7,276)

Balance as of 12/31/2009	1,000,000	100	-		(16,326)	(16,226)

Common Stock issued 11/17/2010 and 11/19/2010	2,370,000	237			-	237
Net Loss for the Period	-	-	-		(9,376)	(9,376)

Balance as of 12/31/2010	3,370,000	$337	$-		$(25,702)	$(25,365)

See accompanying notes to financial statements.

Quantum Assets, Inc.
( a Development Stage Company)
Statements of Cash Flows

					Cumulative since
	Years Ended				December 17, 2008
	Dec 31, 2010		Dec 31 ,2009		(Inception)
Cash Flows From Operating Activities					to Dec 31, 2010

Net loss	$(9,376)		$(7,276)		$(25,703)

Adjustments to reconcile net income (loss)
to net cash (used in) operations
Increase (decrease) in accrued expense	3,173		(1,247)		6,977

Net Cash provided by (used in) operations	(6,203)		(8,523)		(18,726)

Cash Flows From Investing Activities

Net cash provided by investing activities	-		-	#	-

Cash Flows From Financing Activities

Proceeds from sales of common stock	237		100		337
Borrowing from a related party	6,159		8,445		18,604

Net cash provided by financing activities	6,396	#	8,545		18,941

Net increase (decrease)	193	#	22		215

Cash at the Beginning of the Period:	22		-		-

Cash at the End of the Period	$215		$22		$215

Supplemental Disclosures of Cash Flow Information

Interest paid	$-		$-		$-
Income taxes paid	$-		$-		$-

See accompanying notes to financial statements.

QUANTUM ASSETS, INC.

(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2010

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

Nature of Business

Quantum Assets, Inc. is a development stage company and was incorporated in Nevada on December 17, 2008.  The Company’s objective is to acquire or merge with a target business or company in a business combination.

Development Stage Company

The Company has not earned any revenue from operations since inception. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in ASC 915, "development Stage Entities." . Among the disclosures required by ASC 915, are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception. The Company has elected a fiscal year ending on December 31.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for financial information and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for smaller reporting companies. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the period from  December 17, 2008  (Inception) to December 31, 2010  have been reflected herein. The results of operations for the period from  December 17, 2008  (Inception) to December 31, 2010 are not necessarily indicative of the results to be expected in the future.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At December 31, 2010 and December 31, 2009, respectively, the Company had $215 and $22 of cash.

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
DECEMBER 31, 2010

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred.  The Company incurred advertising expense of $0 and $0 during the periods ended December 31, 2010 and 2009, respectively.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with SFAS NO. 123 and 123 (R) (ASC 718).  To date, the company has not adopted a stock option plan and has not granted any stock options.

As of December 31, 2010, the Company has not issued any stock-based payments to its employees.

Basic loss per share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

QUANTUM ASSETS, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 2 – ACCRUED EXPENSES AND INTEREST

Accrued expenses and interest consisted of the following at December 31:

	2010	2009
Accrued professional fees Accrued interest- related party	$5,024 1,952	$3,099 704
Total accrued expenses and interest	$6,976	$3,803

The accrued interest – related party is owed to Zenith Financial, LLC.  See Note 3.

NOTE 3 – NOTE PAYABLE

The Company received various loans from Zenith Financial, LLC totaling $18,604 during the period from inception to December 31, 2010.  The notes are due on demand and bear interest at the rate of 8%.  Zenith, LLC is a shareholder of the Company. Interest expense was $1,248 and $654 for the year ended December 31, 2010 and 2009, respectively.

NOTE 4 – INCOME TAXES

For the periods ended December 31, 2010, the Company has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is  $ 25,702 at December 31, 2010, and will expire beginning in the year 2028.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2010	2009
Deferred tax asset attributable to:
Net operating loss carryover	$8,738	$5,542
Valuation allowance	(8,738)	(5,542)
Net deferred tax asset	$0	$0

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

NOTE 7 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to December 31, 2010 through May 19, 2011, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

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

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010.  Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting —Guidance for Smaller Public Companies.  In performing the assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

Changes in Internal Controls over Financial Reporting.

There was no change in our internal control over financial reporting during our fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS,CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors, Executive Officers

All directors of our company hold office until the annual meeting of the stockholders or until their successors have been elected and qualified.

Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Steve Curling	Director, President (Principal Executive Officer) and Secretary	66
Director, President (Principal Executive Officer) and Secretary since inception; Treasurer (Principal Accounting Officer), Principal Financial Officer and Secretary since Inception until November 17, 2010

Pamela McClanahan	Treasurer (Principal Accounting Officer and Principal Financial Officer)	43	Treasurer since November 17, 2010
F. Tony Hosseini	Member of the Board of Directors	52	Board Member since November 17, 2010
Lewis C. Warren	Member of the Board of Directors	49	Board Member since November 17, 2010

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

On November 17, 2010, Pamela McClanahan, age 43, was appointed as Treasurer of the Company.  Ms. McClanahan’s employment is at-will.  Her salary has not yet been determined by the Company’s Board of Directors.  From 2007 to present, Ms. McClanahan has acted an independent tax and accounting consultant.  She also served as home school educator from 2006 to 2009.  Prior to that, Ms. McClanahan was an elementary school teacher at Statesville Christian School in Statesville, NC.

On November 17, 2010, F. Tony Hosseini, age 52, was appointed as a Member of the Board of Directors of the Company.  Mr. Hosseini is the Founder and Chairman of FTH Group, Inc., an investment management company in South Carolina and was Founding Director of NC Selective Fund, a TPA-managed self-insurance fund underwriting worker’s compensation insurance.  He was the chief executive officer of TWG Mortgage, a mortgage banking firm with offices in Ohio, North Carolina and Florida, and served as a member of Board of Directors of both Genesis Securities and Amvest, Inc., two investment banking firms in Ohio.  Prior to those engagements, Mr. Hosseini gained significant experience as a Securities and Pension Specialist with John Hancock Mutual Insurance Company, structuring a broad investment portfolio for the company.  Mr. Hosseini also served as chief executive of Silk Road International, Inc., providing consulting services to joint ventures in developing countries in areas of energy healthcare, housing, and other infra-structural activities.  In 2008, Mr. Hosseini co-founded Rock Communities, a wellness resort company in South Carolina.  He also serves as a Director of Sina Care Centers, Inc., a holistic wellness company in Denver, Colorado that he co-founded in 1996.

On November 17, 2010, Lewis C. Warren, age 49, was appointed as a Member of the Board of Directors.  From 2003 to 2009, Mr. Warren served as Director of Sales, Marketing and Land Acquisitions for D.R. Horton, one of America’s leading builders and developers and a member of the Fortune 200.  He developed and managed projects producing sales exceeding $500 million.  His other corporate experience included key executive sales and marketing positions with Del Webb Corporation, a leading national builder and developer of the Sun City Retirement Communities, and national resort developer Fairfield Communities.  Mr. Warren was Executive Vice President and Asset Manager for a private equity firm, where he managed a successful 2500-acre residential golf community.  He also was a commercial real estate broker and consultant to the resort development industry and a sales and marketing executive for an international resort developer.  He is a graduate of LaSalle University with a Master of Science degree in Real Estate.  He is a current or previous member of the North Carolina, South Carolina, and Georgia Boards of Realtors, the National Home Builders Association, the American Resort Developers Association, The Urban Land Institute, and the National Golf Foundation.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes the compensation of our President (Principal Executive Officer) and Treasurer and directors who received annual compensation in excess of $100,000 during the period from December 17, 2008 (inception) to December 31, 2010.

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation(1)		Pay- outs
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation(2)	Securities Under Options/ SAR's Granted	Restricted Shares or Restricted Share Units	LTIP Pay- outs	All Other Compen- sation
Steve Curling, Principal Executive Officer	2008	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2009	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2010	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Pamela McClanahan, Treasurer and Principal Financial and Accounting Officer	2010	Nil	Nil	Nil	Nil	Nil	Nil	Nil
F. Tony Hosseini, Board Of Directors	2010	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Lewis C. Warren, Board of Directors	2010	Nil	Nil	Nil	Nil	Nil	Nil	Nil

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

Directors Compensation

We have not reimbursed our directors for expenses incurred in connection with attending board meetings nor have we paid any directors fees or other cash compensation for services rendered as a director in the period ended December 31, 2010.

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

Principal Stockholders

The following table sets forth, as of December 31, 2010, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percentage of Class(2)
Zenith Financial, LLC(3) P.O. Box 6592, Statesville, NC 28687	1,000,000	29.7%
Pamela McClanahan	250,000	7.4%
F. Tony Hosseini	1,500,000	44.5%
Lewis C. Warren	500,000	14.8%
Beneficial Owners, Directors and Executive Officers as a Group	3,370,000 common shares	96.4%

(1)	Unless otherwise noted, the address of record for the beneficial owner is P.O. Box 6592, Statesville, NC, 28687

(2)
Based on 3,370,000 shares of common stock issued and outstanding as of December 31, 2010. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(3)	The Manager of Zenith Financial, LLC is Pamela McClanahan

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

ITEM 14      PRINCIPAL ACCOUNTING FEES AND SERVICES.

(1) 　 Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2010	$1,500	Silberstein Ungar, PLLC
2009	$4,000	Silberstein Ungar, PLLC
2010	$2,000	Stan J.H. Lee, CPA

(2) 　 Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2008	$Nil	Silberstein Ungar, PLLC
2009	$Nil	Silberstein Ungar, PLLC
2010	$Nil	Stan J.H. Lee, CPA

(3) 　 Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2008	$Nil	Silberstein Ungar, PLLC
2009	$Nil	Silberstein Ungar, PLLC
2010	$Nil	Stan J.H. Lee, CPA

(4) 　 All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2008	$Nil	Silberstein Ungar, PLLC
2009	$Nil	Silberstein Ungar, PLLC
2010	$Nil	Stan J.H. Lee, CPA

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

PART IV.

ITEM 15.　Exhibits and Reports on Form 8-K

The following Exhibits are incorporated herein by reference from the Registrant's Form 10 Registration Statement filed with the Securities and Exchange Commission, SEC file # 000-53715 on July 7, 2009 and their 8-k filed on May 25, 2011. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description
3.1	Articles of Incorporation.
3.2	Bylaws.
99.1	Subscription Agreement.

The following documents are included herein:

Exhibit No.	Document Description
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTUM ASSETS CORPORATION

Date: June 20, 2011	By:	/s/ Steve Curling
Steve Curling
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

QUANTUM ASSETS CORPORATION

Date: June 20, 2011	By:	/s/ Steve Curling
Steve Curling
President and Director (Principal Executive Officer)

QUANTUM ASSETS CORPORATION

Date: June 20, 2011	By:	/s/ Pamela McClanahan
Pamela McClanahan
Treasurer, Principal Financial and Accounting Officer