Form 10-K/A
period 2010-12-31
Quantum Assets, Inc.
filed 2011-06-27
CIK 1467560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K /A

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

QUANTUM ASSETS CORPORATION

Date: June 24, 2011	By:	/s/ Steve Curling
Steve Curling
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

QUANTUM ASSETS CORPORATION

Date: June 24, 2011	By:	/s/ Steve Curling
Steve Curling
President and Director (Principal Executive Officer)

QUANTUM ASSETS CORPORATION

Date: June 24, 2011	By:	/s/ Pamela McClanahan
Pamela McClanahan
Treasurer, Principal Financial and Accounting Officer