Form 10-Q
period 2011-03-31
Quantum Assets, Inc.
filed 2011-06-29
CIK 1467560

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number

Quantum Assets, Inc.
(Exact name of registrant as specified in its charter)

Nevada	26-3452407

(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

For correspondence, please contact:

Jillian Ivey Sidoti, Esq.
34721 Myrtle Court
Winchester, CA 92596
(323) 799-1342 (phone)
(888) 224-6675 (fax)

P.O. Box 6592
Statesville, NC  28687

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

At June 24, 2011, there were 3,370,000 shares outstanding of the registrant’s common stock.

QUANTUM ASSETS, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED March 31, 2011

Page
Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets at March 31, 2011 (unaudited) and December 31, 2010	F-1

Statements of Operations for the three months ended March 31, 2011 and 2010 and for the period from December 17, 2008 (inception) to March 31, 2011 (unaudited)	F-2

Statement of Stockholder’s Deficit as of March 31, 2011 (unaudited)	F-3

Statements of Cash Flows for the three months ended March 31, 2011 and 2010 and for the period from December 17, 2008 (inception) to March 31, 2011 (unaudited)	F-4

Notes to Financial Statements	F-5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3. Controls and Procedures	8

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	9

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	9

Item 3. Defaults upon senior securities	10

Item 4. Submissions of matters to a vote of securities holders	10

Item 5. Other Information	10

Item 6. Exhibits	10

Exhibit 31.1

Exhibit 32.1

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Quantum Assets, Inc.
(a Development Stage Company)
Balance Sheets

	as of
	March 31, 2011	December 31, 2010
Assets:	(Unaudited)	( Audited)

Current Assets:
Cash	$88	215

Total Assets	$88	215

Liabilities and Shareholders' Equity:

Current Liabilities:

Accrued expenses and interest	$8,594	6,976
Total Current Liabilities	8,594	6,976

Borrowing from others - related party	18,604	18,604

Total Liabilities	27,198	25,580

Shareholders' Equity;
Preferred stock, $ .0001 par value, 10,000,000 shares authorized, none issued and outstanding
Common Stock, $0.0001 par value, 100,000,000 shares authorized, 3,370,000 and 1,000,000 issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	337	337
Paid-in capital
Deficit accumulated during development stage	(27,447)	(25,702)
	(27,110)	(25,365)

Total Liabilities and Shareholders' Equity	$88	215

See accompanying notes to financial statements.

Quantum Assets, Inc.
(a Development Stage Company)
Statement of Operations (Unaudited)

	3-months ended		Cumulative from December 17, 2008
	March 31, 2011	March 31, 2010	( Inception) to March 31, 2011

Revenue	$-	-	$-

Total Revenue	-	-	-

Operating Expenses:
Legal, audit and other general & administrative	1,378	1,211	25,833

Total Expenses:	1,378	1,211	25,833

Income ( Loss) before income taxes	(1,378)	(1,211)	(25,833)

Other income ( expense)
Interest expense	(367)	(246)	(1,615)

Total other income ( expense)	(367)	(1,457)	(27,448)
Provision for income taxes	-	-	-

Net Income ( Loss)	$(1,745)	(1,457)	(27,448)

Loss per share	$(0.001)	$(0.001)	$-
	-
Weighted average common shares outstanding ( Basic and Diluted)	3,370,000	1,000,000

See accompanying notes to financial statements.

Quantum Assets, Inc.
(a Development Stage Company)
Statement of Shareholders' Equity

	Number of Common Shares	Amount	Additional Paid-In Capital	Stock Subscription Receivable	Deficit Accumulated during development stage	Total

Pre-Inception Balance	-	$-	$-		$-	$-

Common Stock Issued for services to founder on 12/17/2008	1,000,000	100	-	$(100)	-
						-
Net Loss for the Period					(9,050)	(9,050)

Balance as of 12/31/2008 (Audited)	1,000,000	100	-	(100)	(9,050)	(9,050)

Payment received for stock				100		100
Net Loss for the Period	-	-	-		(7,276)	(7,276)

Balance as of 12/31/2010 ( Audited)	1,000,000	100	-	$-	(16,326)	(16,226)

Common Stock issued 11/17/2010 and 11/19/2010	2,370,000	237			-	237
Net Loss for the Period					(9,376)	(9,376)

Balance as of 12/31/2010 ( Audited)	3,370,000	$337	$-	$-	(25,702)	$(25,365)

Net Loss for the Period					(1,745)	(1,745)

Balance as of 3/31/2011 ( Unaudited)	3,370,000	$337	-	$-	(27,447)	$(27,110)

See accompanying notes to financial statements.

Quantum Assets, Inc.
(a Development Stage Company)
Statement of Cash Flows (Unaudited)

	3-months ended		Cumulative from 12/17/2008
	March 31, 2011	March 31, 2010	(Inception) to March 31, 2011
Cash Flows From
Operating Activities

Net Income ( Loss)	$(1,745)	(1,457)	$(27,448)

Adjustments to reconcile net income (loss)
to net cash (used in) operations
Increase (decrease) in accrued expenses	1,618	(1,336)	8,595
		-

Net Cash provided by (used in) operations	(127)	(2,793)	(18,853)

	-	-	-
Cash Flows From
Investing Activities

Cash Flows From
Financing Activities
Proceeds from sales of common stock	-	-	337
Borrowing from a related party	-	2,771	18,604

		-
Net cash provided by financing activities	-	2,771	18,941

Net increase (decrease)	(127)	(22)	88

Cash at the Beginning of the Period:	215	22	-

Cash at the End of the Period	$88	$-	$88

Supplemental Disclosures of
Cash Flow Information
Interest paid
Income taxes paid	$-	$-	-
	$-	-	-

See accompanying notes to financial statements.

QUANTUM ASSETS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At March 31, 2011 and December 31, 2010, respectively, the Company had $88 and $215 of cash.

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

QUANTUM ASSETS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES (continued)

Dividends
The Company has not adopted any policy regarding payment of dividends.  No dividends have been paid during any of the periods shown.

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred.  The Company incurred advertising expense of $0 and $0 during the periods ended March 31, 2011 and December 31, 2010, respectively.

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock-Based Compensation
Stock-based compensation is accounted for at fir value in accordance with SFAS NO. 123 and 123 (R) (ASC 718).  To date, the company has not adopted a stock option plan and has not granted any stock options.

As of March 31, 2011, the Company has not issued any stock-based payments to its employees.

Basic loss per share
Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Recent Accounting Pronouncements
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – ACCRUED EXPENSES AND INTEREST

Accrued expenses and interest consisted of the following at March 31, 2011 and December 31, 2010:

	2011	2010
Accrued professional fees	$6,275	$5,024
Accrued interest- related party	2,319	1,952
Total accrued expenses and interest	$8,594	$6,976

The accrued interest – related party is owed to Zenith Financial, LLC.  See Note 3.

QUANTUM ASSETS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 3 – NOTE PAYABLE

The Company received various loans from Zenith Financial, LLC totaling $18,604 during the period from inception to December 31, 2010.  The notes are due on demand and bear interest at the rate of 8%.  Zenith, LLC is a shareholder of the Company. Interest expense was $367 for the quarter ending March 31, 2011 and $1,248 for the year ended December 31, 2010, respectively.

NOTE 4 – INCOME TAXES

For the periods ended March 31, 2011, the Company has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $27,400 at March 31, 2011 and $25,700 at December 31, 2010, and will expire beginning in the year 2028.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2011	2010
Deferred tax asset attributable to:
Net operating loss carryover	$9,316	$8,738
Valuation allowance	(9,316)	(8,738)
Net deferred tax asset	$0	$0

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

QUANTUM ASSETS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 7 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to March 31, 2011 through May 19, 2011, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

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

Results of Operations for the Periods ending March 31, 2011

Assets

Currently, we have no tangible assets and no intangible assets that are quantifiable.

Operating Expense

Total operating expenses for the three months ended March 31, 2011 and 2010 were $1,378 and $1,211 respectively. Expenses for the period from inception to March 31, 2011 were $25,833.  The increases are attributed principally to ongoing professional fees related to our being a publicly traded company.

Net Loss

Net loss for the three months ended March 31, 2011 and 2010 was $(1,378) and $(1,2111), and form inception to  March 31, 2011 was $(25,833).  The increase in net loss is due to the aforementioned expenses of being a public company.

Liquidity and Capital Resources

At March 31, 2011, we had $88 in cash. We will need to raise additional money through loans or equity sales in the next twelve months in order to be able to afford the ongoing professional fees related to our being a publicly traded company.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our Form 10 Registration Statement. During the three months ended March 31, 2011 there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in our Form 10 Registration Statement, filed with the Securities and Exchange Commission on July 7, 2009. During the three months ended March 31, 2011 there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.

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

In November 2010, the following people were appointed as officers and members of  our board of directors. This information may also be read on our 8-K filed on June 24, 2011:

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

Item 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2011.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are currently effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended March 31, 2011, our Chief Executive Officer and Chief Financial Officer as of March 31, 2011, and as of the date of this Report, have concluded that as of the end of the periods covered by this report, they have identified no material weakness of Company internal controls.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on its evaluation, our management concluded that, as of March 31, 2011, our internal control over financial reporting was effective.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The issuance of the common stock to certain shareholders was exempt from registration under the Securities Act pursuant to Section 4(2).  We made this determination based on the representations of the shareholders which included, in pertinent part,   sale to sophisticated persons (officers, directors, corporate consultants) who had superior access to all corporate and financial information were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) on the basis that the transaction did not involve a public offering. and that such shareholders were acquiring our common stock, for investment purposes for its own account and not as nominee or agent, and not with a view to the resale or distribution thereof, and that such shareholder understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom. 2,370,000 shares of stock were issued to officers of the Company, members of the board and various corporate consultants in exchange for cash at par value of $.0001 per share ($237).

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

Quantum Assets, INC.

Date: June 24, 2011	By:	/s/ Steve Curling
Steve Curling
President and Director
(Principal Executive Officer)

Date: June 24, 2011	By:	/s/ Pamela McClanahan
Pamela McClanahan
Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Date: June 24, 2011	By:	/s/ Steve Curling
Steve Curling
Director