Form 10-Q
period 2011-06-30
Quantum Assets, Inc.
filed 2011-08-22
CIK 1467560

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
(951) 224-6675 (fax)

P.O. Box 6592
Statesville, NC  28687

(Address of principal executive offices)
(704) 799-5500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

At August 15, 2011, there were 4,370,000 shares outstanding of the registrant’s common stock.

QUANTUM ASSETS, INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED June 30, 2011

		Page
		Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets at June 30, 2011 (unaudited) and December 31, 2010	F-1

	Statements of Operations for the three and six months ended June 30, 2011 and 2010 and for the period from December 17, 2008 (inception) to June 30, 2011 (unaudited)	F-2

	Statement of Stockholder’s Deficit as of June 30, 2011 (unaudited)	F-3

	Statements of Cash Flows for the six months ended June 30, 2011 and 2010 and for the period from December 17, 2008 (inception) to June 30, 2011 (unaudited)	F-4

	Notes to Financial Statements	F-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Controls and Procedures	14

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults upon senior securities	16

Item 4.	Submissions of matters to a vote of securities holders	16

Item 5.	Other Information	16

Item 6.	Exhibits	17

	Exhibit 31.1
	Exhibit 32.1

ii

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Quantum Assets, Inc.
(a Development Stage Company)
Balance Sheets

	as of
	June 30, 2011	December 31, 2010
Assets:	(Unaudited)	( Audited)

Current Assets:

Cash	$46	215

Total Assets	$46	215

Liabilities and Shareholders' Equity:

Current Liabilities:

Accrued expenses and interest	$11,144	6,976
Total Current Liabilities	11,144	6,976

Borrowing from others - related party	18,604	18,604

Total Liabilities	29,748	25,580

Shareholders' Equity;

Preferred stock, $ .0001 par value, 10,000,000 shares authorized, none issued and outstanding
Common Stock, $0.0001 par value, 100,000,000 shares authorized, 4,370,000 and 3,370,000 issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	437	337
Paid-in capital	900
Deficit accumulated during development stage	(31,039)	(25,702)
Total Equity	(29,702)	(25,365)

Total Liabilities and Shareholders' Equity	$46	215

See accompanying notes to financial statements.

Quantum Assets, Inc.
(a Development Stage Company)
Statement of Operations (Unaudited)

	3-months ended		6-months ended		Cumulative from December 17, 2008
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	( Inception) to June 30, 2011

Revenue	$-	-	-	-	$-

Total Revenue	-	-	-	-	-

Operating Expenses:
Legal, audit and other general & administrative	2,322	1,250	3,700	2,250	29,053
Miscellaneous Expenses	898	549	898	760

Total Expenses:	3,220	1,799	4,598	3,010	29,053

Income ( Loss) before income taxes	(3,220)	(1,799)	(4,598)	(3,010)	(29,053)

Other income ( expense)
Interest expense	(371)	(303)	(738)	(549)	(1,986)

Total other income (expense)	(371)	(2,102)	(738)	(549)	(1,986)
Provision for income taxes	-	-	-	-	-

Net Income ( Loss)	(3,591)	(2,102)	(5,336)	(3,559)	(31,039)

Loss per share	$(0.001)	$(0.002)	$(0.002)	$(0.004)	-
	-

Weighted average common shares outstanding ( Basic and Diluted)	3,514,444	1,000,000	3,505,191	1,000,000

See accompanying notes to financial statements.

Quantum Assets, Inc.
(a Development Stage Company)
Statement of Shareholders' Equity

	Number of Common Shares	Amount	Additional Paid-In Capital	Stock Subscription Receivable	Deficit Accumulated during development stage	Total
Pre-Inception Balance	-	$-	$-		$-	$-

Common Stock Issued for services to founder on 12/17/2008	1,000,000	100	-	$(100)	-	-
						-
Net Loss for the Period					(9,050)	(9,050)

Balance as of 12/31/2008	1,000,000	100	-	(100)	(9,050)	(9,050)

Payment received for stock				100		100
Net Loss for the Period	-	-	-		(7,276)	(7,276)

Balance as of 12/31/2009	1,000,000	100	-	$-	(16,326)	(16,226)

Common Stock issued 11/17/2010 and 11/19/2010	2,370,000	237			-	237
Net Loss for the Period					(9,376)	(9,376)

Balance as of 12/31/2010	3,370,000	$337	$-	$-	(25,702)	$(25,365)

Net Loss for the Period					(1,745)	(1,745)

Balance as of 3/31/2011	3,370,000	337	-	$-	(27,447)	(27,110)

Common Stock issued 6/16/2011 at $.001 per share	1,000,000	100	900			1000
Net Loss for the Period					$(3,591)	$(3,591)

Balance as of 6/30/2011	4,370,000	437	900		(31,039)	(29,702)

See accompanying notes to financial statements.

Quantum Assets, Inc.
(a Development Stage Company) Statement of Cash Flows (Unaudited)

	Six Months Ended		Cumulative from 12/17/2008
	June 30, 2011	June 30, 2010	(Inception) to June 30, 2011

Cash Flows From
Operating Activities
Net Income ( Loss)	$(5,336)	(3,559)	$(31,039)

Adjustments to reconcile net income (loss)
to net cash (used in) operations
Increase (decrease) in accrued expenses	4,167	(1,050)	11,144

Net Cash provided by (used in) operations	(1,169)	(4,609)	(19,895)

	-	-	-
Cash Flows From
Investing Activities

	-	-	-

Cash Flows From
Financing Activities
Proceeds from sales of common stock	100	-	437
Borrowing from a related party	-	4,644	18,604
Additional Paid in Capital	900		900
		-
Net cash provided by financing activities	1,000	4,644	19,941

Net increase (decrease)	(169)	35	46

Cash at the Beginning of the Period:	215	22	-

Cash at the End of the Period	$46	$57	$46

Supplemental Disclosures of
Cash Flow Information

Interest paid	$-	$-	-
Income taxes paid	$-	-	-

See accompanying notes to financial statements.

QUANTUM ASSETS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2011
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

Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At June 30, 2011 and December 31, 2010, respectively, the Company had $46 and $215 of cash.

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

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred.  The Company incurred advertising expense of $0 and $0 during the periods ended June 30, 2011 and December 31, 2010, respectively.

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock-Based Compensation
Stock-based compensation is accounted for at fir value in accordance with SFAS NO. 123 and 123 (R) (ASC 718).  To date, the company has not adopted a stock option plan and has not granted any stock options.

As of June  30, 2011, the Company has not issued any stock-based payments to its employees.

Basic loss per share
Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Recent Accounting Pronouncements
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – ACCRUED EXPENSES AND INTEREST

Accrued expenses and interest consisted of the following at June 30, 2011 and December 31, 2010:

	2011	2010
Accrued professional fees Accrued interest- related party	$8,453 2,691	$5,024 1,952
Total accrued expenses and interest	$11,144	$6,976

The accrued interest – related party is owed to Zenith Financial, LLC.  See Note 3.

NOTE 3 – NOTE PAYABLE

The Company received various loans from Zenith Financial, LLC totaling $18,604 during the period from inception to June 30, 2011.  The notes are due on demand and bear interest at the rate of 8%.  Zenith, LLC is a shareholder of the Company. Interest expense was $371 for the quarter ending June 30, 2011 and $1,248 for the year ended December 31, 2010, respectively.

NOTE 4 – INCOME TAXES

For the periods ended June 30, 2011, the Company has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is $31,039 at June 30, 2011 and $25,702 at December 31, 2010, and will expire beginning in the year 2028.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2011	2010
Deferred tax asset attributable to:
Net operating loss carryover	$10,864	$8,738
Valuation allowance	(10,864)	(8,738)
Net deferred tax asset	$0	$0

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

NOTE 7 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to June 30, 2011 through the date these financial statements are available for issuance and has determined that it does not have any material subsequent events to disclose.

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

Results of Operations for the Periods ending June 30, 2011

Assets

Currently, we have no tangible assets and no intangible assets that are quantifiable.

Operating Expense

Total operating expenses for the three months ended June 30, 2011 and 2010 were $3,220 and $1,799 respectively. Expenses for the period from inception to June 30, 2011 were $29,053.  The increases are attributed principally to ongoing professional fees related to our being a publicly traded company.

Net Loss

Net loss for the six months ended June 30, 2011 and 2010 was $(3,220) and $(1,799), and form inception to June 30, 2011 was $(29,053).  The increase in net loss is due to the aforementioned expenses of being a public company.

Liquidity and Capital Resources

At June 30, 2011, we had $46 in cash. We will need to raise additional money through loans or equity sales in the next twelve months in order to be able to afford the ongoing professional fees related to our being a publicly traded company.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our Form 10 Registration Statement. During the six months ended June 30, 2011 there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in our Form 10 Registration Statement, filed with the Securities and Exchange Commission on July 7, 2009. During the six months ended June 30, 2011 there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.

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

Item 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2011.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are currently effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended June 30, 2011, our Chief Executive Officer and Chief Financial Officer as of June 30, 2011, and as of the date of this Report, have concluded that as of the end of the periods covered by this report, they have identified no material weakness of Company internal controls.

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
 Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on its evaluation, our management concluded that, as of June 30, 2011, our internal control over financial reporting was effective.

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

2,370,000 shares of stock were issued to officers of the Company, members of the board and various corporate consultants in exchange for cash at par value of $.001 $0.0001 per share ($237).

On June 16, 2011, our Chairman of the Board, Mr. Tony Hosseini, purchased 1,000,000 shares for par value of $.001 per share so that the Company could cover its costs related to its reporting requirements ($1,000).

Item 3.  DEFAULTS UPON SENIOR SECURITEIES

None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.  OTHER INFORMATION

None

Item 6. EXHIBITS

(a) Exhibits:

Number	Description

31.1	Certification of Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
_____________
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Quantum Assets, Inc.

Date: August 22, 2011	By:	/s/ Steve Curling
Steve Curling
President and Director (Principal Executive Officer)

Date: August 22, 2011	By:	/s/ Pamela McClanahan
Pamela McClanahan
Treasurer (Principal Financial Officer and Principal Accounting Officer)

Date: August 22, 2011	By:	/s/ Steve Curling
Steve Curling
Director